Form 10-Q
period 2010-07-31
Cindisue Mining Corp
filed 2010-09-03
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

                        Commission file number 333-165302


                              CINDISUE MINING CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                        11255 Tierrasanta Blvd., Unit 78
                               San Diego, CA 92124
          (Address of principal executive offices, including zip code)

                 Telephone (858)278-1166 Facsimile (904)369-5658
                     (Telephone number, including area code)

                           Robert C. Weaver, Jr., Esq.
                                 Attorney at Law
                                 721 Devon Court
                               San Diego, CA 92109
                 Telephone (858)488-4433 Facsimile (509)267-8258
                     (Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).? YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of September 1, 2010

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarters ended July 31, 2010 immediately follow.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of            As of
                                                                        July 31,        January 31,
                                                                          2010             2010
                                                                        --------         --------
                                                                       (Unaudited)       (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     46         $  8,000
                                                                        --------         --------
TOTAL CURRENT ASSETS                                                          46            8,000
                                                                        --------         --------

      TOTAL ASSETS                                                      $     46         $  8,000
                                                                        ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  4,050         $    300
  Advances from Officers                                                      --              299
                                                                        --------         --------
TOTAL CURRENT LIABILITIES                                                  4,050              599

LONG-TERM LIABILITIES
  Note payable                                                             1,000               --
                                                                        --------         --------
TOTAL LONG-TERM LIABILITIES                                                1,000               --

      TOTAL LIABILITIES                                                    5,050              599

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of July 31, 2010 and January 31, 2010                                  300              300
  Additional paid-in capital                                              14,700           14,700
  Deficit accumulated during exploration stage                           (20,004)          (7,599)
                                                                        --------         --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (5,004)           7,401
                                                                        --------         --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $     46         $  8,000
                                                                        ========         ========


   The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                January 8, 2010
                                             Three Months        Six Months       (inception)
                                                Ended              Ended            through
                                               July 31,           July 31,          July 31,
                                                 2010               2010              2010
                                              ----------         ----------        ----------
REVENUES
  Revenues                                    $       --         $       --        $       --
                                              ----------         ----------        ----------
TOTAL REVENUES                                        --                 --                --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                          1,502              3,305             3,904
  Professional fees                                3,800              9,100             9,100
  Exploration costs                                   --                 --             7,000
                                              ----------         ----------        ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            5,302             12,405            20,004
                                              ----------         ----------        ----------

Loss from Operation                               (5,302)           (12,405)          (20,004)
                                              ----------         ----------        ----------

Other Income (Expense)                                --                 --                --
                                              ----------         ----------        ----------

Net Income (Loss)                             $   (5,302)        $  (12,405)       $  (20,004)
                                              ==========         ==========        ==========

BASIC EARNINGS PER SHARE                      $    (0.00)        $    (0.00)
                                              ==========         ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     3,000,000          3,000,000
                                              ==========         ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                       Common Stock           Additional      During
                                                    --------------------       Paid-in      Exploration
                                                    Shares        Amount       Capital         Stage        Total
                                                    ------        ------       -------         -----        -----
BALANCE, JANUARY 8, 2010 (INCEPTION)                      --    $       --    $       --    $       --    $       --

Commn stock issued, January 22, 2010 at
 $.005 per share                                   3,000,000           300        14,700            --        15,000

Loss for the period beginning January 8, 2010
 (inception) to January 31, 2010                                                                (7,599)       (7,599)
                                                  ----------    ----------    ----------    ----------    ----------

BALANCE, JANUARY 31, 2010                          3,000,000    $      300    $   14,700    $   (7,599)   $    7,401
                                                  ==========    ==========    ==========    ==========    ==========

Net Loss, April 30, 2010                                                                        (7,103)       (7,103)
                                                  ----------    ----------    ----------    ----------    ----------

BALANCE, APRIL 30, 2010 (UNAUDITED)                3,000,000    $      300    $   14,700    $  (14,702)   $      298
                                                  ==========    ==========    ==========    ==========    ==========

Net Loss, six months ended July 31, 2010                                                       (12,405)      (12,405)
                                                  ----------    ----------    ----------    ----------    ----------

BALANCE, JULY 31, 2010 (UNAUDITED)                 3,000,000    $      300    $   14,700    $  (20,004)   $   (5,004)
                                                  ==========    ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                   January 8, 2010
                                                                   Six Months       (inception)
                                                                     Ended            through
                                                                    July 31,          July 31,
                                                                      2010              2010
                                                                    --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(12,405)         $(20,004)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase in Accounts payable and accrued liabilities               3,750             4,050
    Decrease in Advance from Officers                                   (299)               --
                                                                    --------          --------
          Net cash provided by (used in) operating activities         (8,954)          (15,954)

CASH FLOWS FROM INVESTING ACTIVITIES

          Net cash provided by (used in) investing activities             --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in note payable                                             1,000             1,000
  Issuance of common stock                                                --               300
  Additional paid-in capital                                              --            14,700
                                                                    --------          --------
          Net cash provided by (used in) financing activities          1,000            16,000
                                                                    --------          --------

Net increase (decrease) in cash                                       (7,954)               46

Cash at beginning of period                                            8,000                --
                                                                    --------          --------

Cash at end of period                                               $     46          $     46
                                                                    ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                          $     --          $     --
                                                                    ========          ========

  Income Taxes                                                      $     --          $     --
                                                                    ========          ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cindisue Mining Corp. (the "Company") was incorporated on January 8, 2010 under the laws of the State of Delaware. The Company's activities to date have been limited to organization and capital. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

The Company is primarily engaged in the acquisition and exploration of mining properties. The Company has acquired Ford 1-4 mineral claims in Esmeralda County, NV for exploration and has formulated a business plan to investigate the possibilities of a viable mineral deposit.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2010.

ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. The Company has determined that all property payments are impaired and written off the acquisition costs to project expenses. Once capitalized, such costs will be amortized using the units of production method over the estimated life of the probable reserve.

To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated

Depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification ("ASC") No.740, "Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of ASC 825-10-50 and ASC 270-10-50, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                                                             As of July 31, 2010
                                                             -------------------
     Deferred tax assets:
       Net Operating Loss                                        $ 20,004
       Tax Rate                                                        40%
       Gross deferred tax assets                                 $  8,002
       Valuation allowance                                       $ (8,002)
                                                                 --------

       Net deferred tax assets                                   $      0
                                                                 ========

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $20,004 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Donovan L. Cooper, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Donovan L. Cooper, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's S-1 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 8 - NOTE PAYABLE

The Company received cash in the amount of $1,000 from EFM Venture Group, Inc, an unrelated party. This amount is represented by one unsecured promissory note dated July 31, 2010. This loan is at 4% interest with principle and interest all due on July 31, 2012.

NOTE 9 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of Statement of Financial Accounting Standards 123. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of Statement of Financial Accounting Standards 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On January 22, 2010, the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000

As of July 31, 2010 and January 31, 2010, the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2010:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 3,000,000 shares issued and outstanding.

NOTE 11 - MINERAL CLAIMS

On January 28, 2010, the Company acquired a 100% interest in the Ford 1-4 minerals claims located in Esmeralda County, Nevada.

The claims and related geological report were acquired for $7,000. These costs have been expensed as exploration costs during the period ended January 31, 2010.

NOTE 12 - SUBSEQUENT EVENTS

In  accordance  with ASC 855,  Subsequent  Events,  the  Company  has  evaluated subsequent events through the date of issuance of the reviewed financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this report and actual results may differ materially from historical results or our predictions of future results.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenue to date.

We incurred operating expenses of $5,302 for the three months ended July 31, 2010. These expenses consisted of general operating expenses and professional fees. As we were incorporated on January 8, 2010 there are no comparative expenses from the previous year.

Our net loss from inception (January 8, 2010) through July 31, 2010 was $20,004.

We received our initial funding of $15,000 through the sale of common stock to Donovan L. Cooper, our officer and director, who purchased 3,000,000 shares of our common stock at $0.005 per share on January 22, 2010.

The following table provides selected financial data about our company for the period ended July 31, 2010.

                     Balance Sheet Data:           7/31/10
                     -------------------           -------

                     Cash                          $    46
                     Total assets                  $    46
                     Total liabilities             $ 5,050
                     Shareholders' equity          $(5,004)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2010 was $46, with outstanding liabilities of $5,050, consisting of $4,050 in accounts payable and $1,000 in a loan payable to an unrelated party. We will require the funding from our offering pursuant to a Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on March 8, 2010. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our exploration target is to find exploitable minerals on our property. Our success depends on achieving that target. There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of gold, silver and other minerals. There is the possibility that our claims do not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds to bring our claims to production. We are unable to assure you we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

Our current cash balance is $46. We believe our cash balance, along with loans from our director, is sufficient to fund our limited levels of operations until we receive funding. If necessary, Mr. Cooper, our officer and director, has verbally agreed to loan the company funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement, offering costs, operation expenses and reclamation costs in the event we experience a shortage of funds during exploration and abandon the claims, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to achieve our business plan goals, we will need the funding from our offering. We are an exploration stage company and have generated no revenue to date. We have sold $15,000 in equity securities to pay for our minimum level of operations.

Our plan of operation for the twelve months is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $18,000 we anticipate spending for Phases 1 and 2, as outlined below, we anticipate spending an additional $9,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations, and $ 2,500 in general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $29,500. If we experience a shortage of funds prior to funding during the next 12 months, Mr. Cooper, our officer and director, has verbally agreed to loan the company funds to allow us to pay for professional fees, operation expenses and reclamation costs in the event we experience a shortage of funds during exploration and abandon the claims, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

We engaged Mr. James W. McLeod, P. Geo., to prepare a geological evaluation report on the Ford Property. Mr. McLeod's report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration in the claim areas. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The exploration program recommended by Mr. McLeod is as follows:

PHASE 1

Prospecting and MMI soil geochemistry. The estimated
cost for this program is all inclusive                            $  8,000

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the Phase 1 survey. Included in this estimated cost is transportation,
accommodation, board, grid installation, the two
geophysical surveys, maps and report                                10,000
                                                                  --------

                                                           Total  $ 18,000
                                                                  ========

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates..

If we are successful in raising the funds from this offering we plan to commence Phase 1 of the exploration program on the claims in the fall of 2010. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in spring 2011. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

Due to a typographical error, Cindisue Mining Corp. refiled its mining claim on May 12, 2010.

We will require additional funding to proceed with any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2010.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

                                                   Incorporated by Reference
Exhibit No.          Exhibit                          or Filed Herewith
-----------          -------                          -----------------
 3.1          Articles of Incorporation           Incorporated by reference to
                                                  the Registration Statement on
                                                  Form S-1 filed with the SEC on
                                                  March 8, 2010, File No.
                                                  333-165302

 3.2          Bylaws                              Incorporated by reference to
                                                  the Registration Statement on
                                                  Form S-1 filed with the SEC on
                                                  March 8, 2010, File No.
                                                  333-165302

31.1          Section 302 Certification of        Filed herewith
              Chief Executive Officer

31.2          Section 302 Certification of        Filed herewith
              Chief Financial Officer

32            Section 906 Certification of        Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 1, 2010                  Cindisue Mining Corp.


                                       /s/ Donovan L. Cooper
                                       -----------------------------------------
                                   By: Donovan L. Cooper
                                       (Chief Executive Officer, Chief Financial
                                       Officer, Principal Accounting Officer,
                                       President, Secretary, Treasurer & Sole
                                       Director)