Form 10-Q
period 2010-10-31
Cindisue Mining Corp
filed 2010-12-02
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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

                                Donovan L. Cooper
                              Cindisue Mining Corp.
                        11255 Tierrasanta Blvd., Unit 78
                               San Diego, CA 92124
                 Telephone (858)278-1166 Facsimile (904)369-5658
                     (Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of December 2, 2010

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarters ended October 31, 2010 immediately follow.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of               As of
                                                                       October 31,        January 31,
                                                                          2010               2010
                                                                        --------           --------
                                                                       (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $      4           $  8,000
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                           4              8,000
                                                                        --------           --------

      TOTAL ASSETS                                                      $      4           $  8,000
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  6,540           $    300
  Advances from Officers                                                      --                299
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  6,540                599

LONG-TERM LIABILITIES
  Accrued interest payable                                                    10                 --
  Note payable                                                             1,000                 --
                                                                        --------           --------

TOTAL LONG-TERM LIABILITIES                                                1,010                 --

TOTAL LIABILITIES                                                          7,550                599

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of October 31, 2010 and January 31, 2010                               300                300
  Additional paid-in capital                                              14,700             14,700
  Deficit accumulated during exploration stage                           (22,546)            (7,599)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (7,546)             7,401
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $      4           $  8,000
                                                                        ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                         January 8, 2010
                                                Three Months          Nine Months          (inception)
                                                   Ended                Ended                through
                                                 October 31,          October 31,          October 31,
                                                    2010                 2010                 2010
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & Administrative Expenses
  Administrative expenses                               732                4,037                4,636
  Professional fees                                   1,800               10,900               10,900
  Exploration costs                                      --                   --                7,000
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               2,532               14,937               22,536
                                                 ----------           ----------           ----------

LOSS FROM OPERATION                                  (2,532)             (14,937)             (22,536)
                                                 ----------           ----------           ----------
OTHER INCOME EXPENSE
  Interest expense                                      (10)                 (10)                 (10)
                                                 ----------           ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                            (10)                 (10)                 (10)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,542)          $  (14,947)          $  (22,546)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,000,000            3,000,000
                                                 ==========           ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                  Statement of changes in Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                       Common Stock         Additional       During
                                                    -------------------       Paid-in      Development
                                                    Shares       Amount       Capital         Stage         Total
                                                    ------       ------       -------         -----         -----
Balance, January 8, 2010 (Inception)                    --       $   --      $     --       $     --      $     --

Commn stock issued, January 22, 2010
 at $.005 per share                              3,000,000          300        14,700             --        15,000

Loss for the period beginning January 8, 2010
 (inception) to January 31, 2010                                                              (7,599)       (7,599)
                                                ----------       ------      --------       --------      --------

BALANCE, JANUARY 31, 2010                        3,000,000       $  300      $ 14,700       $ (7,599)     $  7,401
                                                ==========       ======      ========       ========      ========

Net Loss, nine months ended October 31, 2010                                                 (14,947)      (14,947)
                                                ----------       ------      --------       --------      --------

BALANCE, OCTOBER 31, 2010 (UNAUDITED)            3,000,000       $  300      $ 14,700       $(22,546)     $ (7,546)
                                                ==========       ======      ========       ========      ========


   The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                  January 8, 2010
                                                                 Nine Months        (inception)
                                                                   Ended             through
                                                                 October 31,        October 31,
                                                                    2010               2010
                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(14,947)          $(22,546)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase in Accounts payable and accrued liabilities             6,250              6,550
    Decrease in Advance from Officers                                 (299)                --
                                                                  --------           --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (8,996)           (15,996)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in note payable                                           1,000              1,000
  Issuance of common stock                                              --                300
  Additional paid-in capital                                            --             14,700
                                                                  --------           --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             1,000             16,000
                                                                  --------           --------

NET INCREASE (DECREASE) IN CASH                                     (7,996)                 4

CASH AT BEGINNING OF PERIOD                                          8,000                 --
                                                                  --------           --------

CASH AT END OF PERIOD                                             $      4           $      4
                                                                  ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --
                                                                  ========           ========

  Income Taxes                                                    $     --           $     --
                                                                  ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2010
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2010.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2010
--------------------------------------------------------------------------------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2010
--------------------------------------------------------------------------------

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

                                                          As of October 31, 2010
                                                          ----------------------
     Deferred tax assets:
       Net Operating Loss                                        $ 22,546
       Tax Rate                                                        40%
       Gross deferred tax assets                                 $  9,018
       Valuation allowance                                       $ (9,018)
                                                                 --------
       Net deferred tax assets                                   $      0
                                                                 ========

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2010
--------------------------------------------------------------------------------

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $22,546 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2010
--------------------------------------------------------------------------------

NOTE 8 - NOTE PAYABLE

The Company received cash in the amount of $1,000 from EFM Venture Group, Inc, an unrelated party. This amount is represented by one unsecured promissory note dated July 31, 2010. This loan is at 4% interest with principle and interest all due on July 31, 2012.

Accrued interest payable as of October 31, 2010 is $10.

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

On January 22, 2010, the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000

As of October 31, 2010 and January 31, 2010, the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2010:

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

NOTE 12- SUBSEQUENT EVENTS

On November 30, 2010, the Company issued an unsecured promissory note $2,900 to EFM Venture Group, Inc, an unrelated party. This loan is at 4% interest with principle and interest all due on November 24, 2012

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We incurred operating expenses of $2,542 for the three months ended October 31, 2010. These expenses consisted of general operating expenses and professional fees. As we were incorporated on January 8, 2010 there are no comparative expenses from the previous year.

Our net loss from inception (January 8, 2010) through October 31, 2010 was $22,546.

We received our initial funding of $15,000 through the sale of common stock to Donovan L. Cooper, our officer and director, who purchased 3,000,000 shares of our common stock at $0.005 per share on January 22, 2010.

The following table provides selected financial data about our company for the period ended October 31, 2010.

                     Balance Sheet Data:           10/31/10
                     -------------------           --------

                     Cash                          $     4
                     Total assets                  $     4
                     Total liabilities             $ 7,550
                     Shareholders' equity          $(7,546)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2010 was $4, with outstanding liabilities of $7,550, consisting of $6,540 in accounts payable and $1,010 in a loan payable to an unrelated party. We will require the funding from our offering pursuant to a Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on March 8, 2010. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

Our current cash balance is $4. We believe our cash balance, along with loans from our director, is sufficient to fund our limited levels of operations until we receive funding. If necessary, Mr. Cooper, our officer and director, has verbally agreed to loan the company funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement, offering costs, operation expenses and reclamation costs in the event we experience a shortage of funds during exploration and abandon the claims, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to achieve our business plan goals, we will need the funding from our offering. We are an exploration stage company and have generated no revenue to date. We have sold $15,000 in equity securities to pay for our minimum level of operations.

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

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the Phase 1 survey. Included in this estimated cost is transportation,
accommodation, board, grid installation, the two
geophysical surveys, maps and report                                    10,000
                                                                       -------

                                      Total                            $18,000
                                                                       =======

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates..

If we are successful in raising the funds from this offering we plan to commence Phase 1 of the exploration program on the claims in the spring of 2010. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in summer 2011. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of October 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2010.

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

December 2, 2010                   Cindisue Mining Corp.


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