Form 10-K
period 2011-01-31
Cindisue Mining Corp
filed 2011-04-20
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2011

                        Commission file number 333-165302

                              Cindisue Mining Corp.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                               27-1662466
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                        11255 Tierrasanta Blvd., Unit 78
                               San Diego, CA 92124
                 Telephone (858)278-1166 Facsimile (904)369-5658
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                                Donovan L. Cooper
                              Cindisue Mining Corp.
                        11255 Tierrasanta Blvd., Unit 78
                               San Diego, CA 92124
                 Telephone (858)278-1166 Facsimile (904)369-5658
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 19, 2011, the registrant had 8,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                              CINDISUE MINING CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                      11
Item 2.   Properties                                                        17
Item 3.   Legal Proceedings                                                 17
Item 4.   [Removed and Reserved]                                            17

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         19
Item 8.   Financial Statements and Supplementary Data                       22
Item 9A.  Controls and Procedures                                           33
Item 9B.  Other Information                                                 34

                                    Part III

Item 10.  Directors and Executive Officers                                  35
Item 11.  Executive Compensation                                            36
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   38
Item 13.  Certain Relationships and Related Transactions                    39
Item 14.  Principal Accounting Fees and Services                            39

                                     Part IV

Item 15.  Exhibits                                                          40

Signatures                                                                  40

                                     PART I

          CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

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

ITEM 1. BUSINESS

GENERAL INFORMATION

Cindisue Mining Corp. was incorporated in the State of Delaware on January 8, 2010 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 11255 Tierrasanta Blvd., Unit 78, San Diego, CA. The telephone number is
(858)278-1166.

We currently own a 100% undivided interest in a mineral property, the Ford 1-4 Mineral Claims (known as the "Ford Property"). The Ford Property consists of an area of 82.64 acres located in the Montezuma Peak Area, Esmeralda County, Nevada. Title to the Ford Property is held by Cindisue Mining Corp. Our plan of operation is to conduct mineral exploration activities on the property in order to assess whether it contains mineral deposits capable of commercial extraction.

We received our initial funding of $15,000 through the sale of common stock to Donovan L. Cooper, our officer and director, who purchased 3,000,000 shares of our common stock at $0.005 per share on January 22, 2010. Our financial statements from inception (January 8, 2010) through the year ended January 31, 2011 report a net loss of $23,089 and no revenues. Our independent auditor has issued an audit opinion for Cindisue Mining Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Subsequent to our January 31, 2011 year end, on March 8, 2011, we completed our offering pursuant to a Registration Statement on Form S-1, selling 2,500,000 shares of common stock to 27 individuals for cash in the amount of $0.01 per share, for total proceeds of $25,000. On March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donavan L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the Rule.

We have not earned any revenues to date and we do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property. Moreover, if such deposits are discovered, there is no guarantee that we will enter into further substantial exploration programs. There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 3,000,000 common shares issued and outstanding as of January 31, 2011.

GENERAL INFORMATION

We are an exploration stage company with no revenues or operating history. We currently own a 100% undivided interest in the Ford 1-4 Mineral Claims located in Esmeralda County, Nevada that we call the "Ford Property." We intend to conduct mineral exploration activities on the Ford Property in order to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the property. We have not earned any revenues to date, and our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We do not have any current plans, proposals or arrangements, written or otherwise, to seek a business combination with any other entity in the near future. The source of information contained in this discussion is our geology report prepared by James W. McLeod, P. Geo. dated January 30, 2010.

There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of gold, silver and other minerals. The Ford Property consists of four contiguous, located, lode mineral claims, comprising a total of
82.64 acres and lies in the west central part of Nevada in the Montezuma Peak Area, Esmeralda County, Nevada. The region is known for its historic production of lode gold and silver. If our claims do not contain any reserves, all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposit exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claims do not contain any reserves, all funds that we spend on exploration will be lost.

ACQUISITION OF THE FORD 1-4 MINERAL CLAIMS

In January, 2010, we purchased a 100% undivided interest in the Ford 1-4 Mineral Claims for a price of $3,500 from Western Minerals, Inc. The claims are staked and recorded in the name of Cindisue Mining Corp. and are in good standing until September 1, 2011. The company is required each year to apply to the Bureau of Land Management to extend the claims for an additional year.

We engaged James W. McLeod, P. Geo. of Western Minerals, Inc., to prepare a geological evaluation report on the Ford Property and paid him $3,500 for the report. Mr. McLeod is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of British Columbia and a Fellow of the Geological Association of Canada. Mr. McLeod attended the University of British Columbia and holds a Bachelor of Science degree in geology.

The work completed by Mr. McLeod in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Ford Property entitled "Review and Recommendations, Ford 1-4 Mineral Claims, Montezuma Peak Area, Esmeralda County, Nevada, USA" prepared by Mr. McLeod on January 30, 2010. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The description of the Ford Property provided below is based on Mr. McLeod's report.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing. In accordance with Federal regulations, the Ford Property is in good standing to September 1, 2011. A yearly maintenance fee of $125 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claims in good standing for an additional year.

DESCRIPTION OF PROPERTY

The property owned by Cindisue Mining Corp., on which the net proceeds of the offering will be spent, is the Ford 1-4 Mineral Claims which is comprised of four contiguous claims totaling 82.64 acres, located in the Montezuma Peak Area, Esmeralda County, Nevada, USA.

The Ford property lies in the west-central part of the State of Nevada approximately 7 air miles southwest of the Town of Goldfield and is accessible by traveling south of the town for 3 miles on Highway 95 to the Montezuma Peak cut-off. The cutoff is then taken to the southwest for 6 miles on the gravel road to the property.

The claims were recorded with the County and the Bureau of Land Management. We have made a filing that discloses our intent to do field work and record it as assessment work with the Bureau of Land Management, Reno, Nevada.

                       [MAP SHOWING THE PROPERTY LOCATION]

                    [MAP SHOWING THE AEROMAGNETIC PROPERTIES]

INFRASTRUCTURE

The Town of Tonopah lies 26 miles to the north of Goldfield, NV and offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south. Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration and development program are at hand, between Tonopah, Goldfield and Las Vegas, Nevada.

CLIMATE AND GENERAL PHYSIOGRAPHY

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent this amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F(degree) with low spells down to -20 F(degree).

The physiography of the Ford property is a low, gently southerly sloping alluvial valley to the south of the Montezuma Range. The valley follows the southwest trend of the Range. The claim area ranges in elevation from 5,690' - 5,710' mean sea level. The physiography of the property can be described as open southeast sloping desert in an interior plateau setting. The area has been surficially effected by colluvial, alluvial and wind erosion and the depositional (drift cover) effects of in-filling. Thickness of drift cover in the valleys may vary considerably. Surface water occurrences are rare, springs are sparse and subsurface aquifers are accessed by drilling wells where allowed.

REGIONAL GEOLOGY

The regional geology of Nevada is underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults on the west and east walls of some mineralized areas. Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

LOCAL GEOLOGY

The local geology about the Ford 1-4 mineral claim which is situated approximately 7 air miles southwest of Goldfield, NV reveals a colluvium covered area on a gentle southeasterly sloping apron of overburden material.

PROPERTY GEOLOGY

The geology of the Ford property area may be described as being covered by Quaternary age desert wash, colluvium, alluvium and playa deposits. This young covered mineral claim area can be seen to lie within a larger somewhat surrounding area of rock exposure that historically is known to host many mineral occurrences and prospects. Areas exhibiting a good geological setting can be excellent target areas in which to conduct mineral exploration. Faulting is observed in the general area structurally prepared bedrock could be sought after in those areas.

                       [MAP SHOWING THE REGIONAL GEOLOGY]

SAMPLE METHOD AND APPROACH

Standard sampling methods are utilized, for example a rock sample would be acquired from the rock exposure with a hammer. The sample will be roughly 2"x2"x2" of freshly broken material. The samples grid location correlated with global positioning system (GPS) location will be marked in the logbook after a sample number has been assigned. The sample number would be impressed on an aluminum tag and on a flagging that will be affixed at the sample site for future location.

RESULTS

As exploration work could be conducted and assessed, a decision would be made as to its importance and priority. The next phase of work will be determined by the results from the preceding one. The geologist suggested a two phase exploration approach.

GEOLOGIST'S RECOMMENDATIONS

The geologist believes that the known mineralization encountered to date in neighboring areas is possibly indicative of a larger mineralized system in the general area. The drift covered parts of this property offer good exploration areas because of the possibility of mineralization, good geological setting and generally a lack of exploration testing. Also, remote sensing such as magnetic surveys may indicate possible exploration areas of interest within the Ford 1-4 mineral claims.

Detailed prospecting, mapping and reconnaissance geochemical surveys of the claim area should be undertaken if and when the Company is in a position to do so. A two phase exploration program estimated to cost $18,000 is offered with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically. We are also subject to the regulations of the Bureau of Land Management.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our exploration activities other than those noted under "Compliance with Government Regulation".

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Donovan L. Cooper, who currently devotes 4-5 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITY HOLDERS

We voluntarily make available an annual report including audited financials on Form 10-K to security holders. We file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, reports on Form 8-K as necessary, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding the Company and filed with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks. This could result in you losing all or part of your investment.

WE ARE AN EXPLORATION STAGE COMPANY, BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on January 8, 2010 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not yet commenced exploration on the Ford Property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if mineral production is not forthcoming from the claims, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $23,089 for the period from our inception to January 31, 2011, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Chang G. Park, CPA, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Cindisue Mining Corp. is appropriate.

BECAUSE DONOVAN L. COOPER, OUR SOLE OFFICER AND DIRECTOR, DOES NOT HAVE ANY FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Donovan L. Cooper, our sole officer and director, has no formal training as a geologist or in the technical aspects of management of a mineral exploration company. His prior business experiences have primarily been in management and flexible benefit plans. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

BECAUSE DONOVAN L. COOPER, OUR OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Cooper currently devotes approximately 4-5 hours per week providing management services to us. While he currently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

DONOVAN L. COOPER, OUR OFFICER AND DIRECTOR, WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS AS A MINORITY SHAREHOLDER, YOU WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT YOUR ABILITY TO EVER RESELL ANY SHARES YOU PURCHASE.

Donovan L. Cooper, our executive officer and director, owns 71% of our common stock. He will have a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect your ability to ever resell your shares. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

WE HAVE NO KNOWN MINERAL RESERVES AND IF WE CANNOT FIND ANY, WE MAY HAVE TO CEASE OPERATIONS.

We have no mineral reserves. If we do not find any commercially exploitable mineral reserves or if we cannot complete the exploration of any mineral reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and you may lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability will be subject to further risks including:

     - The costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
     -    The availability and costs of financing;
     -    The ongoing costs of production; and
     -    Risks related to environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Ford Property, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of our finding and commercially exploiting reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Ford Property does not contain a known body of any commercial minerals and, therefore, any program conducted on the Ford Property would be an exploratory search of any minerals. There is no certainty that any expenditures made in the exploration of the Ford Property will result in discoveries of any commercial quantities of minerals. Most exploration projects do not result in the discovery of commercially mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are common to mineral exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;
     (b)  Dust generation will have to be minimal or otherwise re-mediated;
     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
     (d) An assessment of all material to be left on the surface will need to be environmentally benign;
     (e) Ground water will have to be monitored for any potential contaminants; and
     (f) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

THERE IS A RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves. There is the possibility that our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT YET SURVEYED THE FORD PROPERTY, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION, IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make.

WE WILL REQUIRE ADDITIONAL FUNDS IN ORDER TO ADVANCE THE CLAIM INTO COMMERCIAL PRODUCTION. ANY SALE OF EQUITY CAPITAL FOR FUNDING WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

If our exploration program is successful in establishing ore of commercial tonnage and grade we will require additional funds to proceed. The most likely source of future funds is through the sale of equity capital. Any sale of share capital to raise operating funds will result in dilution to existing shareholders.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

It is possible that snow or rain could cause the mining roads providing access to our claims to become impassable. If the roads are impassable we would be delayed in our exploration timetable.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

MR. JAMES MCLEOD, OUR CONSULTING GEOLOGIST, HAS WORKED WITH A NUMBER OF EXPLORATION STAGE COMPANIES WHICH HAVE NOT MOVED FORWARD WITH, OR HAVE COMPLETELY ABANDONED, THEIR EXPLORATION ACTIVITIES.

Since 1999, Mr. McLeod has been an officer, director, or geologist for over twenty companies, most of which have not moved forward with exploration activities, and at least five of which have changed businesses and completely abandoned exploration activities. If we do not move forward with our exploration activities or our exploration activities do not have favorable results our business could fail.

DUE TO THE LACK OF A TRADING MARKET FOR OUR SECURITIES, YOU MAY HAVE DIFFICULTY SELLING ANY SHARES YOU PURCHASE.

We are not registered on any public stock exchange. There is presently no demand for our common stock and no public market exists for our shares. We plan to contact a market maker and apply to have the shares quoted on the Over-The-Counter Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filing with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet the filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Cindisue Mining Corp. and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR U.S. SECURITIES AND EXCHANGE COMMISSION REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the U.S. Securities and Exchange Commission. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

THE TRADING IN OUR SHARES WILL BE REGULATED BY THE SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $4,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase, if at all.

MR. COOPER, THE OFFICER AND DIRECTOR OF THE COMPANY, BENEFICIALLY OWNS 71% OF THE OUTSTANDING SHARES. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

Due to the amount of Mr. Cooper's share ownership in our company, if he chooses to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President, Donovan L. Cooper, on a rent free basis during our exploration stage. The office is at 11255 Tierrasanta Blvd., Unit 78, San Diego, CA 92124. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no market established for our common stock.

As of January 31, 2011, we had 3,000,000 shares of $0.0001 par value common stock issued and outstanding held by 1 shareholder of record.

Subsequent to our January 31, 2011 year end, on March 8, 2011, we completed our offering pursuant to a Registration Statement on Form S-1, selling 2,500,000 shares of common stock to 27 individuals for cash in the amount of $0.01 per share, for total proceeds of $25,000. On March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donavan L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the Rule.

The stock transfer agent for our securities is Signature Stock Transfer, 2632 Coachlight Court, Plano, TX.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $23,089 in expenses through January 31, 2011. For the years ended January 31, 2011 and 2010 we incurred $15,490 and $599, respectively, in general and administrative expenses and professional fees and for the year ended January 31, 2010 we incurred $7,000 in exploration costs.

The following table provides selected financial data about our company for the years ended January 31, 2011 and 2010.

            Balance Sheet Data:           1/31/11           1/31/10
            -------------------           -------           -------

            Cash                          $ 1,308           $ 8,000
            Total assets                  $ 1,308           $ 8,000
            Total liabilities             $ 9,397           $   599
            Shareholders' equity          $(8,089)          $ 7,410

Cash provided by financing activities since inception through January 31, 2011 was $15,000 from the sale of 3,000,000 shares of common stock to our officer and director in January 2010.

Subsequent to our January 31, 2011 year end, on March 8, 2011, we completed our offering pursuant to a Registration Statement on Form S-1, selling 2,500,000 shares of common stock to 27 individuals for cash in the amount of $0.01 per share, for total proceeds of $25,000. On March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donavan L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the Rule.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2011 was $1,308, with $9,397 in outstanding liabilities, consisting of $3,850 in accounts payable, $47 in accrued interest payable and $5,500 in a notes payable. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

Our current cash balance at January 31, 2011 was $1,308. In order to achieve our business plan goals, we needed the funding from our offering, which was completed subsequent to January 31, 2011. We are an exploration stage company and have generated no revenue to date.

Our plan of operation for the twelve months is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $18,000 we anticipate spending for Phases 1 and 2, as outlined below, we anticipate spending an additional $9,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations, and $2,500 in general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $29,500. Mr. Cooper, our officer and director, has verbally agreed to loan the company funds to allow us to pay for professional fees, operation expenses and reclamation costs in the event we experience a shortage of funds during exploration and abandon the claims, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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
                                                                       =======

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates.

We plan to commence Phase 1 of the exploration program on the claims in the summer of 2011. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in winter 2011. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin extracting minerals, if they are found. There is no assurance we will ever reach that point.

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
    * 2667 CAMINO DEL RIO SOUTH PLAZA B * SAN DIEGO * CALIFORNIA 92108-3707 *
      * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                         * E-MAIL changgpark@gmail.com *

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cindisue Mining Corp.

We have audited the accompanying balance sheets of Cindisue Mining Corp. (A Development Stage "Company") as of January 31, 2011 and 2010 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended January 31, 2011 and 2010, and for the period from January 8, 2010 (inception) to January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cindisue Mining Corp. as of January 31, 2011, and the result of its operations and its cash flows for the years then ended and for the period from January 8, 2010 (inception) to January 31, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chang Park
-------------------------------
CHANG G. PARK, CPA
April 20, 2010
San Diego, CA. 92108


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       January 31,        January 31,
                                                                          2011               2010
                                                                        --------           --------
                                                                       (Audited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,308           $  8,000
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,308              8,000
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,308           $  8,000
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  3,850           $    300
  Advances from Officers                                                      --                299
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  3,850                599

LONG-TERM LIABILITIES
  Accrued interest payable                                                    47
  Notes payable                                                            5,500                 --
                                                                        --------           --------
TOTAL LONG-TERM LIABILITIES                                                5,547                 --

      TOTAL LIABILITIES                                                    9,397                599

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of January 31, 2011 and January 31, 2010                               300                300
  Additional paid-in capital                                              14,700             14,700
  Deficit accumulated during exploration stage                           (23,089)            (7,599)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (8,089)             7,401
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,308           $  8,000
                                                                        ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                         January 8, 2010
                                                                                           (inception)
                                                 Year Ended           Year Ended             through
                                                 January 31,          January 31,          January 31,
                                                    2011                 2010                 2011
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & Administrative Expenses
  Administrative expenses                             4,543                  599                5,142
  Professional fees                                  10,900                   --               10,900
  Exploration costs                                      --                7,000                7,000
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              15,443                7,599               23,042
                                                 ----------           ----------           ----------

LOSS FROM OPERATION                                 (15,443)              (7,599)             (23,042)
                                                 ----------           ----------           ----------

OTHER INCOME (EXPENSE)
  Interest expense                                      (47)                  --                  (47)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (15,490)          $   (7,599)          $  (23,089)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.01)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               3,000,000            3,000,000
                                                 ==========           ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                       Common Stock         Additional       During
                                                    -------------------       Paid-in      Development
                                                    Shares       Amount       Capital         Stage         Total
                                                    ------       ------       -------         -----         -----
Balance, January 8, 2010 (Inception)                    --       $   --      $     --       $     --      $     --

Commn stock issued, January 22, 2010
 at $.005 per share                              3,000,000          300        14,700             --        15,000

Loss for the period beginning January 8, 2010
 (inception) to January 31, 2010                                                              (7,599)       (7,599)
                                                ----------       ------      --------       --------      --------

BALANCE, JANUARY 31, 2010                        3,000,000       $  300      $ 14,700       $ (7,599)     $  7,401
                                                ==========       ======      ========       ========      ========

Net Loss, year ended January 31, 2011                                                        (15,490)      (15,490)
                                                ----------       ------      --------       --------      --------

BALANCE, JANUARY 31, 2011                        3,000,000       $  300      $ 14,700       $(23,089)     $ (8,089)
                                                ==========       ======      ========       ========      ========


   The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      January 8, 2010
                                                                                                        (inception)
                                                                  Year Ended         Year Ended          through
                                                                  January 31,        January 31,        January 31,
                                                                     2011               2010               2011
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(15,490)          $ (7,599)          $(23,089)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase in accounts payable                                      3,550                300              3,850
    Increase in accrued interest                                         47                 --                 47
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (12,192)            (7,000)           (19,192)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Advance from Officers                                    (299)               299                 --
  Proceed from notes payable                                          5,500                 --              5,500
  Issuance of common stock                                               --                300                300
  Additional paid-in capital                                             --             14,700             14,700
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         5,201             15,000             20,500
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (6,692)             8,000              1,308

CASH AT BEGINNING OF YEAR                                             8,000                 --                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  1,308           $  8,000           $  1,308
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


   The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

* Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

* Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

* Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of January 31, 2010 and January 31, 2009.

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

SHARE BASED EXPENSES

Codification topic 718 "Stock Compensation" requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company the codification upon creation of the company and expenses share based costs in the period incurred

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                                                January 31,          January 31,
                                                   2011                 2010
                                                 --------             --------
Net operating loss carryforward                  $  7,850             $  2,584
Valuation allowance                                (7,850)              (2,584)
                                                 --------             --------

Net deferred income tax  asset                   $     --             $     --
                                                 ========             ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") "Revenue Recognition (ASC 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force ("EITF"). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. The adoption of FASB ASU 2009-13 did not have a material impact on our financial statements.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

In June 2009, the FASB issued FASB ASC 820-10, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This ASC provides additional guidance for estimating fair value in accordance with FASB ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC is effective for interim and annual reporting periods that ended after June 15, 2009. The ASC does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after initial adoption. The adoption of FASB ASC 820-10 did not have a material impact on our financial statements.

On July 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

On February 24, 2010, the FASB issued guidance in the "Subsequent Events" topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued;
(2) amending the glossary of the "Subsequent Events" topic to include the definition of "SEC filer" and exclude the definition of "Public entity"; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company's results of operations of financial condition.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $23,089 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

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

NOTE 8 - NOTES PAYABLE

During the fiscal year the Company received cash totaling $5,500 from EFM Venture Group, Inc. in the form of three promissory notes. As of January 31, 2011 the amount due to EFM Venture Group was $5,500.

The Company received cash in the amount of $1,000 from EFM Venture Group, Inc, an unrelated party. This amount is represented by one unsecured promissory note dated July 31, 2010. This loan is at 4% interest with principle and interest all due on July 31, 2012 (Note 1). As of January 31, 2011, accrued interest is $20.

The Company received cash in the amount of $2,900 from EFM Venture Group, Inc, an unrelated party. This amount is represented by one unsecured promissory note dated November 30, 2010. This loan is at 4% interest with principle and interest all due on November 24, 2012 (Note 2). As of January 31, 2011, accrued interest is $23

The Company received cash in the amount of $1,600 from EFM Venture Group, Inc, an unrelated party. This amount is represented by one unsecured promissory note dated January 6, 2011 This loan is at 4% interest with principle and interest all due on January 6, 2013 (Note 3). As of January 31, 2011, accrued interest is $4.

Accrued interest payable as of January, 31, 2011 is $47.

NOTE 9 - STOCK TRANSACTIONS

On January 22, 2010, the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000

As of January 31, 2011 and January 31, 2010, the Company had 3,000,000 shares of common stock issued and outstanding.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2011:

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

NOTE 12- SUBSEQUENT EVENTS

On February 10, 2011, the Company made a payment on the unsecured promissory notes of $1,200 to EFM Venture Group, Inc, an unrelated party.

On March 8, 2011, the company completed its offering of 2,500,000 common stock to 27 individuals for cash in the amount of $0.01 per share for a total of $25,000.

On March 12, 2011 3,000,000 shares of common stock were issued to the director Mr. Donavan L. Cooper in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are Restricted securities within the meaning of the rule.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The name, age and title of our executive officer/director is as follows:

Name and Address of Executive
  Officer and/or Director              Age                   Position
  -----------------------              ---                   --------

Donovan L. Cooper                      64        President, Secretary, Treasurer
11255 Tierrasanta Blvd. Unit 78                  and Director
San Diego, CA  92124

Donovan L. Cooper, our officer and director, is also the promoter of Cindisue Mining Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Mr. Cooper has had over twenty years of business experience; this includes management as well as marketing. Mr. Cooper has successfully run his own business for over nine years. Mr. Cooper will be managing consultants who are experts in the business of the Company and therefore his management experience is foremost. Mr. Cooper will be the majority owner of the Company and therefore has the greatest incentive to make the Company prosperous.

Mr. Cooper has no formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. His prior business experiences have primarily been in management and flexible benefit plans and not in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Delaware Revised Statutes. Officers are appointed by our Board of Directors and hold office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and director, Mr. Donovan L. Cooper. Mr. Cooper currently devotes approximately 4-5 hours per week to company matters. After receiving funding per our business plan Mr. Cooper intends to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Mr. Cooper has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. Mr. Cooper has not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Ford Property. We pay the consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUME

Mr. Donovan L. Cooper has been the sole Director of Cindisue Mining Corp. from inception (January 8, 2010). He was elected President, Treasurer and Secretary on January 12, 2010. For the last five years Mr. Cooper has been president of TriFlex Corporation in San Diego, CA. TriFlex Corporation is a consulting company for assessment, design, enrollment and administration of Section 125 and other flexible benefit plans. Mr. Cooper holds a Bachelor's Degree in Biology from the University of Oregon and a Master's Degree in International Management from the Thunderbird Graduate School of Global Management in Glendale, AZ.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Currently, Donovan L. Cooper, our officer and director, receives no compensation for his services during the exploration stage of our business operations. He is reimbursed for any out-of-pocket expenses that he incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently no such plans have been approved. We do not have any employment agreements in place with our sole officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Donovan L.      2011     0         0           0            0          0            0             0         0
Cooper,         2010     0         0           0            0          0            0             0         0
President,
CEO, CFO
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                            Stock Awards
          ----------------------------------------------------------------   --------------------------------------------
                                                                                                                 Equity
                                                                                                                Incentive
                                                                                                     Equity       Plan
                                                                                                    Incentive    Awards:
                                                                                                      Plan      Market or
                                                                                                     Awards:     Payout
                                         Equity                                                     Number of   Value of
                                        Incentive                            Number                 Unearned    Unearned
                                       Plan Awards;                            of        Market      Shares,     Shares,
           Number of     Number of      Number of                            Shares     Value of    Units or    Units or
          Securities    Securities     Securities                           or Units   Shares or     Other        Other
          Underlying    Underlying     Underlying                           of Stock    Units of     Rights      Rights
          Unexercised   Unexercised    Unexercised   Option      Option       That     Stock That     That        That
          Options (#)   Options (#)     Unearned     Exercise  Expiration   Have Not    Have Not    Have Not    Have Not
Name      Exercisable  Unexercisable   Options (#)    Price       Date      Vested(#)    Vested      Vested      Vested
----      -----------  -------------   -----------    -----       ----      ---------    ------      ------      ------
Donovan L.     0             0              0           0           0           0           0           0           0
Cooper

                              DIRECTOR COMPENSATION
                                                                       Change in
                                                                        Pension
                                                                       Value and
                     Fees                            Non-Equity       Nonqualified
                    Earned                            Incentive        Deferred
                   Paid in      Stock     Option        Plan         Compensation     All Other
    Name             Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----             ----      ------     ------     ------------      --------      ------------     -----

Donovan L. Cooper      0         0           0            0                0               0            0

There are no current employment agreements between the company and Mr. Donovan
L. Cooper, our sole officer. Mr. Cooper currently devotes approximately 4-5 hours per week to manage the affairs of the company.

On January 22, 2010, a total of 3,000,000 shares of common stock were issued to Donovan L. Cooper in exchange for cash in the amount of $15,000 or $0.005 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of director, as if it could have been made with an unaffiliated third party. The Board took into consideration that the Company was a newly formed corporation and had no assets. The value of the Company was determined to be the cost of incorporation. The incorporation cost was approximately $599. On the basis of the 3,000,000 shares issued this would be $0.0002 per share or two times the par value. Mr. Cooper paid $0.005 per share or 25 times the computed value. This was considered fair and reasonable by the Board.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2011 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                               Amount and Nature      Percentage of
                                                                 of Beneficial           Common
Title of Class     Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------     ------------------------------------            ---------             --------
Common Stock             Donovan L. Cooper, Director               3,000,000               100%
                         11255 Tierrasanta Blvd., Unit 78            Direct
                         San Diego, CA  92124

Common Stock             Officer and/or director as a Group        3,000,000               100%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 8,500,000 shares of our common stock issued and outstanding, 6,000,000 shares being held by our officer and director.

Subsequent to our January 31, 2011 year end, on March 8, 2011, we completed our offering pursuant to a Registration Statement on Form S-1, selling 2,500,000 shares of common stock to 27 individuals for cash in the amount of $0.01 per share, for total proceeds of $25,000. On March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donavan L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the Rule.

FUTURE SALES BY EXISTING STOCKHOLDERS

As of January 31, 2011, 1 total of 3,000,000 shares have been issued to the existing stockholder, all of which are held by our sole officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities "initially issued" by a shell company (other than a business combination related shell company) or an issuer that has "at any time previously" been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell his shares at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Donovan L. Cooper is our sole officer and director. We are currently operating out of the premises of Mr. Cooper on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On January 22, 2010, the Company issued a total of 3,000,000 shares of common stock to Donovan L. Cooper for cash at $0.005 per share for a total of $15,000.

Subsequent to our January 31, 2011 year end, on March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donavan L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $8,900 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2011.

The total fees charged to the Company for audit services, including quarterly reviews, were $Nil for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2010.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                  Description
     ------                  -----------

       3(i)          Articles of Incorporation*
       3(ii)         Bylaws*
      31.1           Sec. 302 Certification of CEO
      31.2           Sec. 302 Certification of CFO
      32.1           Sec. 906 Certification of CEO
      23.2           Sec. 906 Certification of CFO

----------
* Included in our Registration Statement of Form S-1 under Commission File Number 333-165302.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 19, 2011           Cindisue Mining Corp.


                             /s/ Donovan L. Cooper
                             ---------------------------------------------------
                         By: Donovan L. Cooper
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 19, 2011           Cindisue Mining Corp.


                             /s/ Donovan L. Cooper
                             ---------------------------------------------------
                         By: Donovan L. Cooper
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)