Form 10-Q
period 2011-04-30
Cindisue Mining Corp
filed 2011-06-09
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

                        Commission file number 000-54390


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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,500,000 shares as of June 8, 2011

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarters ended April 30, 2011 immediately follow.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                            April 30,         January 31,
                                                                              2011               2011
                                                                            --------           --------
                                                                           (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $  7,786           $  1,308
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                           7,786              1,308
                                                                            --------           --------

      TOTAL ASSETS                                                          $  7,786           $  1,308
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $    450           $  3,850
  Advances from Officers                                                          --                 --
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                        450              3,850

LONG-TERM LIABILITIES
  Accrued interest payable                                                        90                 47
  Notes payable                                                                4,300              5,500
                                                                            --------           --------
TOTAL LONG-TERM LIABILITIES                                                    4,390              5,547

      TOTAL LIABILITIES                                                        4,840              9,397

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   8,500,000 and 3,000,000 shares issued and outstanding
   as of April 30, 2011 and January 31, 2011 respectively                        850                300
  Additional paid-in capital                                                  44,150             14,700
  Deficit accumulated during exploration stage                               (42,054)           (23,089)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           2,946             (8,089)
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $  7,786           $  1,308
                                                                            ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                        January 8, 2010
                                                Three Months         Three Months         (inception)
                                                   Ended                Ended               through
                                                  April 30,            April 30,            April 30,
                                                    2011                 2010                 2011
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & Administrative Expenses
  Administrative expenses                             8,422                1,803               13,564
  Professional fees                                   2,500                5,300               13,400
  Exploration costs                                   8,000                   --               15,000
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              18,922                7,103               41,964
                                                 ----------           ----------           ----------

LOSS FROM OPERATION                                 (18,922)              (7,103)             (41,964)
                                                 ----------           ----------           ----------
OTHER INCOME (EXPENSE)
  Interest expense                                      (43)                  --                  (90)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (18,965)          $   (7,103)          $  (42,054)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        6,140,449            3,000,000
                                                 ==========           ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                  Statement of changes in Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                       Common Stock         Additional       During
                                                    -------------------       Paid-in      Exploration
                                                    Shares       Amount       Capital         Stage         Total
                                                    ------       ------       -------         -----         -----
Balance, January 8, 2010 (Inception)                    --       $   --      $     --       $     --      $     --

Commn stock issued, January 22, 2010
 at $.005 per share                              3,000,000          300        14,700             --        15,000

Loss for the period beginning January 8, 2010
 (inception) to January 31, 2010                                                              (7,599)       (7,599)
                                                ----------       ------      --------       --------      --------

BALANCE, JANUARY 31, 2010                        3,000,000       $  300      $ 14,700       $ (7,599)     $  7,401
                                                ==========       ======      ========       ========      ========

Net Loss, year ended January 31, 2011                                                        (15,490)      (15,490)
                                                ----------       ------      --------       --------      --------

BALANCE, JANUARY 31, 2011                        3,000,000       $  300      $ 14,700       $(23,089)     $ (8,089)
                                                ==========       ======      ========       ========      ========
Common stock issued, March 8, 2010
 at $.01 per share                               2,500,000          250        24,750             --        25,000

Common stock issued to director for
 services March 12, 2011                         3,000,000          300         4,700             --         5,000

Loss for the period ended April 30, 2011                                                     (18,965)      (18,965)
                                                ----------       ------      --------       --------      --------

BALANCE, APRIL 30, 2011 (UNAUDITED)              8,500,000       $  850      $ 44,150       $(42,054)     $  2,946
                                                ==========       ======      ========       ========      ========


   The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      January 8, 2010
                                                                 Three Months       Three Months        (inception)
                                                                    Ended              Ended              through
                                                                   April 30,          April 30,          April 30,
                                                                     2011               2010               2011
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(18,965)          $ (7,103)          $(42,054)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Common stock issued for service                                   5,000                 --              5,000

  Changes in operating assets and liabilities:
    Increase in accounts payable                                     (3,400)             1,500                450
    Increase in accrued interest                                         43                 --                 90
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (17,322)            (5,603)           (36,514)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Advance from Officers                                      --               (299)                --
  Proceed (Payment) from notes payable                               (1,200)                --              4,300
  Issuance of common stock                                              250                 --                550
  Additional paid-in capital                                         24,750                 --             39,450
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        23,800               (299)            44,300
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       6,478             (5,902)             7,786

CASH AT BEGINNING OF PERIOD                                           1,308              8,000                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $  7,786           $  2,098           $  7,786
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2011.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of April 30, 2011 and January 31, 2011.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                                                  April 30,         January 31,
                                                    2011               2011
                                                  --------           --------

Net operating loss carryforward                   $ 14,298           $  7,850
Valuation allowance                                (14,298)            (7,850)
                                                  --------           --------
Net deferred income tax asset                     $     --           $     --
                                                  ========           ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 6 - GOING CONCERN - CONTINUED

normal course of business. The Company has incurred cumulative net losses of $42,054 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 8 - NOTES PAYABLE

Since inception the Company received cash totaling $5,500 from EFM Venture Group, Inc., an unrelated party, in the form of three promissory notes and made one payment of $1,200 in cash. As of April 30, 2011 the amount due to EFM Venture Group was $4,300.

The Company received cash in the amount of $1,000 from EFM Venture Group, Inc. This amount is represented by one unsecured promissory note dated July 31, 2010. This loan is at 4% interest with principle and interest all due on July 31, 2012. On February 10, 2011 the Company paid back $1,000.

The Company received cash in the amount of $2,900 from EFM Venture Group, Inc. This amount is represented by one unsecured promissory note dated November 30, 2010. This loan is at 4% interest with principle and interest all due on November 24, 2012. On February 10, 2011 the Company paid back $200.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE - CONTINUED

The Company received cash in the amount of $1,600 from EFM Venture Group, Inc, an unrelated party. This amount is represented by one unsecured promissory note dated January 6, 2011 This loan is at 4% interest with principle and interest all due on January 6, 2013.

Accrued interest payable as of April 30, 2011 is $90.

NOTE 9 - STOCK TRANSACTIONS

On January 22, 2010, the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000

On March 8, 2011, the company completed its offering of 2,500,000 common stocks to 27 individuals for cash in the amount of $0.01 per share for a total of $25,000.

On March 12, 2011 3,000,000 shares of common stock were issued to the director Mr. Donavan L. Cooper in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the rule.

As of April 30, 2011 and January 31, 2011, the Company had 8,500,000 and 3,000,000 shares of common stock issued and outstanding respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2011:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 8,500,000 shares issued and outstanding.

NOTE 11 - MINERAL CLAIMS

On January 28, 2010, the Company acquired a 100% interest in the Ford 1-4 minerals claims located in Esmeralda County, Nevada. The claims and related geological report were acquired for $7,000. These costs have been expensed as exploration costs during the period ended January 31, 2010.

On April 18, 2011 the Company paid the consulting geologist $8,000 to commence Phase One of the exploration program on the claims. We expect this phase to take two weeks to complete and an additional three months for him to receive the results from the assay lab and prepare his report.

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

We incurred operating expenses of $18,922 and $7,103 for the three months ended April 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees and for the three months ended April 30, 2011 there were $8,000 in exploration expenses.

Our net loss from inception (January 8, 2010) through April 30, 2011 was $42,054 which includes $15,000 in exploration expenses.

We received our initial funding of $15,000 through the sale of common stock to Donovan L. Cooper, our officer and director, who purchased 3,000,000 shares of our common stock at $0.005 per share on January 22, 2010.

On March 8, 2011, the company completed its offering of 2,500,000 shares of common stock, pursuant to a Registration Statement on Form S-1, to 27 individuals for cash in the amount of $0.01 per share for a total of $25,000.

On March 12, 2011 3,000,000 shares of common stock were issued to the director of the Company, Mr. Donavan L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares were issued under Rule 144 and are restricted securities within the meaning of the rule.

As of April 30, 2011 the Company had 8,500,000 shares of common stock issued and outstanding held by 28 shareholders of record.

The following table provides selected financial data about our company for the period ended April 30, 2011.

                      Balance Sheet Data:          4/30/11
                      -------------------          -------

                      Cash                          $7,786
                      Total assets                  $7,786
                      Total liabilities             $4,840
                      Shareholders' equity          $2,946

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2011 was $7,786, with outstanding liabilities of $4,840, consisting of $450 in accounts payable, $90 in accrued interest payable and $4,300 in a note payable to an unrelated party. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

Our current cash balance is $7,786. We do not believe our cash balance, will be sufficient to fund our limited levels of operations for the next 12 months. If necessary, Mr. Cooper, our officer and director, has verbally agreed to loan the company funds to allow us to pay for professional fees, including fees payable in connection with the filing of our required reports to the Securities and Exchange Commission, operational expenses and reclamation costs in the event we experience a shortage of funds during exploration and abandon the claims. We are an exploration stage company and have generated no revenue to date.

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $10,000 we anticipate spending for Phase 2, as outlined below, we anticipate spending an additional $9,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $19,000. If we experience a shortage of funds prior to funding during the next 12 months, Mr. Cooper, our officer and director, has verbally agreed to loan the company funds to allow us to pay for professional fees, operation expenses and reclamation costs in the event we experience a shortage of funds during exploration and abandon the claims, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

PHASE 1

Prospecting and MMI soil geochemistry. The estimated
cost for this program is all inclusive                            $ 8,000 (paid)

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

During the quarter we paid James McLeod, the consulting geologist, $8,000 to commence Phase 1 of the exploration program on the claims. We expect this phase to take two weeks to complete and an additional three months for him to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in fall of 2011. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

As of April 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

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

June 8, 2011                       Cindisue Mining Corp.


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