Form 10-K/A
period 2011-01-31
Cindisue Mining Corp
filed 2011-07-20
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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


/s/ Chang Park
--------------------
CHANG G. PARK, CPA

April 20, 2011
San Diego, CA. 92108


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

----------
* Included in our Registration Statement of Form S-1 under Commission File Number 333-165302.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 20, 2011            Cindisue Mining Corp.


                             /s/ Donovan L. Cooper
                             ---------------------------------------------------
                         By: Donovan L. Cooper
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 20, 2011            Cindisue Mining Corp.


                             /s/ Donovan L. Cooper
                             ---------------------------------------------------
                         By: Donovan L. Cooper
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)