Form 10-Q
period 2011-07-31
Cindisue Mining Corp
filed 2011-09-01
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,500,000 shares as of August 29, 2011

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarters ended July 31, 2011 immediately follow.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                            July 31,          January 31,
                                                                              2011               2011
                                                                            --------           --------
                                                                          (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $  4,986           $  1,308
                                                                            --------           --------
      TOTAL CURRENT ASSETS                                                     4,986              1,308
                                                                            --------           --------

      TOTAL ASSETS                                                          $  4,986           $  1,308
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $    310           $  3,850
  Advances from Officers                                                          --                 --
                                                                            --------           --------
      TOTAL CURRENT LIABILITIES                                                  310              3,850

LONG-TERM LIABILITIES
  Accrued interest payable                                                       133                 47
  Notes payable                                                                4,300              5,500
                                                                            --------           --------
      TOTAL LONG-TERM LIABILITIES                                              4,433              5,547
                                                                            --------           --------

      TOTAL LIABILITIES                                                        4,743              9,397

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   8,500,000 and 3,000,000 shares issued and outstanding
   as of Julyl 31, 2011 and January 31, 2011 respectively                        850                300
  Additional paid-in capital                                                  44,150             14,700
  Deficit accumulated during exploration stage                               (44,757)           (23,089)
                                                                            --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       243             (8,089)
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $  4,986           $  1,308
                                                                            ========           ========


    The accompanying notes are an integral part of these financial statements

                             Cindisue Mining Corp.
                         (An Exploration Stage Company)
                       Statements of Operations (Unaudied)
--------------------------------------------------------------------------------

                                                                                                  January 8, 2010
                                         Three Months   Three Months    Six Months    Six Months    (inception)
                                            Ended          Ended          Ended         Ended         through
                                           July 31,       July 31,       July 31,      July 31,       July 31,
                                             2011           2010           2011          2010           2011
                                          ----------     ----------     ----------    ----------     ----------
REVENUES
  Revenues                                $       --     $       --     $       --    $       --     $       --
                                          ----------     ----------     ----------    ----------     ----------
TOTAL REVENUES                                    --             --             --            --             --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                      1,660          1,502         10,082         3,305         15,224
  Professional fees                            1,000          3,800          3,500         9,100         14,400
  Exploration costs                               --             --          8,000            --         15,000
                                          ----------     ----------     ----------    ----------     ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        2,660          5,302         21,582        12,405         44,624
                                          ----------     ----------     ----------    ----------     ----------

LOSS FROM OPERATION                           (2,660)        (5,302)       (21,582)      (12,405)       (44,624)
                                          ----------     ----------     ----------    ----------     ----------

OTHER INCOME (EXPENSE)
  Interest expense                               (43)            --            (86)           --           (133)
                                          ----------     ----------     ----------    ----------     ----------

NET INCOME (LOSS)                         $   (2,703)    $   (5,302)    $  (21,668)   $  (12,405)    $  (44,757)
                                          ==========     ==========     ==========    ==========     ==========

BASIC EARNINGS PER SHARE                  $    (0.00)    $    (0.00)    $    (0.00)   $    (0.00)
                                          ==========     ==========     ==========    ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 8,500,000      3,000,000      7,339,779     3,000,000
                                          ==========     ==========     ==========    ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           January 8, 2010
                                                                       Six Months         Six Months         (inception)
                                                                         Ended              Ended              through
                                                                        July 31,           July 31,           July 31,
                                                                          2011               2010               2011
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(21,668)          $(12,405)          $(44,757)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Common stock issued for service                                       5,000                 --              5,000
  Changes in operating assets and liabilities:
     Increase in accounts payable                                         (3,540)             3,750                310
     Increase in accrued interest                                             86                 --                133
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (20,122)            (8,655)           (39,314)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Advance from Officers                                           --               (299)                --
  Proceed (Payment) from notes payable                                    (1,200)             1,000              4,300
  Issuance of common stock                                                25,000                 --             40,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            23,800                701             44,300
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                            3,678             (7,954)             4,986
CASH AT BEGINNING OF PERIOD                                                1,308              8,000                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                   $  4,986           $     46           $  4,986
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2011.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of July 31, 2011 and January 31, 2011.

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

SHARE BASED EXPENSES

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                                                  July 31,          January 31,
                                                    2011               2011
                                                  --------           --------

Net operating loss carryforward                   $ 15,217           $  7,850

Valuation allowance                                (15,217)            (7,850)
                                                  --------           --------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $44,757 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

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

NOTE 8 - NOTES PAYABLE

Since inception the Company received cash totaling $5,500 from EFM Venture Group, Inc. ,an unrelated party, in the form of three promissory notes and made one payment of $1,200 in cash. As of July 31, 2011 the amount due to EFM Venture Group was $4,300.

The Company received cash in the amount of $1,000 from EFM Venture Group, Inc, This amount is represented by one unsecured promissory note dated July 31, 2010. This loan is at 4% interest with principle and interest all due on July 31, 2012. On February 10, 2011, the Company paid back $1,000.

The Company received cash in the amount of $2,900 from EFM Venture Group, Inc. This amount is represented by one unsecured promissory note dated November 24, 2010. This loan is at 4% interest with principle and interest all due on November 24, 2012. On February 10, 2011, the Company paid back $200.

The Company received cash in the amount of $1,600 from EFM Venture Group, Inc. This amount is represented by one unsecured promissory note dated January 6, 2011 This loan is at 4% interest with principle and interest all due on January 6, 2013.

Accrued interest payable as of July 31, 2011 is $133.

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

As of July 31, 2011 and January 31, 2011, the Company had 8,500,000 and 3,000,000 shares of common stock issued and outstanding respectively.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2011:

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

On April 12, 2011, the Company paid the consulting geologist $8,000 to commence Phase One of the exploration program on the claims. We expect this phase to take two weeks to complete and an additional six months for him to receive the results from the assay lab and prepare his report.

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

We incurred operating expenses of $2,703 and $5,302 for the three months ended July 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses, professional fees and interest expense. We incurred operating expenses of $21,668 and $12,405 for the six months ended July 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses, professional fees and interest expense and for the six months ended July 31, 2011 there were $8,000 in exploration expenses. Our net loss from inception (January 8, 2010) through July 31, 2011 was $44,757 which includes $15,000 in exploration expenses.

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

As of July 31, 2011 the Company had 8,500,000 shares of common stock issued and outstanding held by 28 shareholders of record.

The following table provides selected financial data about our company for the period ended April 30, 2011.

                      Balance Sheet Data:          7/31/11
                      -------------------          -------

                      Cash                          $4,986
                      Total assets                  $4,986
                      Total liabilities             $4,743
                      Shareholders' equity          $  243

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2011 was $4,986, with outstanding liabilities of $4,743, consisting of $310 in accounts payable, $133 in accrued interest payable and $4,300 in a note payable to an unrelated party. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

Our current cash balance is $4,986. We do not believe our cash balance, will be sufficient to fund our limited levels of operations for the next 12 months. If necessary, Mr. Cooper, our officer and director, has verbally agreed to loan the company funds to allow us to pay for professional fees, including fees payable in connection with the filing of our required reports to the Securities and Exchange Commission, operational expenses and reclamation costs in the event we experience a shortage of funds during exploration and abandon the claims. We are an exploration stage company and have generated no revenue to date.

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

During the quarter we paid a consultant $8,000 to commence Phase 1 of the exploration program on the claims. We expect this phase to be completed by the end of September 2011. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in fall of 2011. We expect this phase to take three to five months to complete.

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

As of July 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2011.

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

August 29, 2011                    Cindisue Mining Corp.


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