Form 10-Q
period 2011-10-31
Cindisue Mining Corp
filed 2011-12-09
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,500,000 shares as of December 7, 2011

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarters ended October 31, 2011 immediately follow.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                           October 31,        January 31,
                                                                              2011               2011
                                                                            --------           --------
                                                                          (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $  3,383           $  1,308
                                                                            --------           --------
      TOTAL CURRENT ASSETS                                                     3,383              1,308
                                                                            --------           --------

      TOTAL ASSETS                                                          $  3,383           $  1,308
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $    110           $  3,850
  Advances from Officers                                                          --                 --
                                                                            --------           --------
      TOTAL CURRENT LIABILITIES                                                  110              3,850

LONG-TERM LIABILITIES
  Accrued interest payable                                                       176                 47
  Notes payable                                                                4,300              5,500
                                                                            --------           --------
      TOTAL LONG-TERM LIABILITIES                                              4,476              5,547
                                                                            --------           --------

      TOTAL LIABILITIES                                                        4,586              9,397
                                                                            --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   8,500,000 and 3,000,000 shares issued and outstanding
   as of October 31, 2011 and January 31, 2011 respectively                      850                300
  Additional paid-in capital                                                  44,150             14,700
  Deficit accumulated during exploration stage                               (46,203)           (23,089)
                                                                            --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (1,203)            (8,089)
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $  3,383           $  1,308
                                                                            ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                       Statements of Operations (Unaudied)
--------------------------------------------------------------------------------

                                                                                                          January 8, 2010
                                             Three Months   Three Months     Nine Months     Nine Months   (inception)
                                                Ended          Ended           Ended           Ended         through
                                              October 31,    October 31,     October 31,     October 31,    October 31,
                                                 2011           2010            2011            2010           2011
                                              ----------     ----------      ----------      ----------     ----------
REVENUES
  Revenues                                    $       --     $       --      $       --      $       --     $       --
                                              ----------     ----------      ----------      ----------     ----------
TOTAL REVENUES                                        --             --              --              --             --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                          1,903            732          11,985           4,037         17,127
  Professional fees                                1,000          1,800           4,500          10,900         15,400
  Exploration costs                               (1,500)            --           6,500              --         13,500
                                              ----------     ----------      ----------      ----------     ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            1,403          2,532          22,985          14,937         46,027
                                              ----------     ----------      ----------      ----------     ----------

LOSS FROM OPERATION                               (1,403)        (2,532)        (22,985)        (14,937)       (46,027)
                                              ----------     ----------      ----------      ----------     ----------
OTHER INCOME (EXPENSE)
  Interest expense                                   (43)           (10)           (129)            (10)          (176)

NET INCOME (LOSS)                             $   (1,446)    $   (2,542)     $  (23,114)     $  (14,947)    $  (46,203)
                                              ==========     ==========      ==========      ==========     ==========

BASIC EARNINGS PER SHARE                      $    (0.00)    $    (0.00)     $    (0.00)     $    (0.00)
                                              ==========     ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     8,500,000      3,000,000       7,730,769       3,000,000
                                              ==========     ==========      ==========      ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           January 8, 2010
                                                                       Nine Months        Nine Months        (inception)
                                                                         Ended              Ended             through
                                                                       October 31,        October 31,        October 31,
                                                                          2011               2010               2011
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(23,114)          $(14,947)          $(46,203)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Common stock issued for service                                       5,000                 --              5,000
  Changes in operating assets and liabilities:
     Increase in accounts payable                                         (3,740)             6,250                110
     Increase in accrued interest                                            129               (299)               176
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (21,725)            (8,996)           (40,917)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --
                                                                        --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Advance from Officers                                           --                 --                 --
  Proceed (Payment) from notes payable                                    (1,200)             1,000              4,300
  Issuance of common stock                                                25,000                 --             40,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            23,800              1,000             44,300
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                            2,075             (7,996)             3,383
CASH AT BEGINNING OF PERIOD                                                1,308              8,000                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                   $  3,383           $      4           $  3,383
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period for:
    Interest                                                            $     --           $     --           $     --
                                                                        ========           ========           ========
    Income Taxes                                                        $     --           $     --           $     --
                                                                        ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                              CINDISUE MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 2011
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2011. ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

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

                              CINDISUE MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 2011
--------------------------------------------------------------------------------

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

                              CINDISUE MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 2011
--------------------------------------------------------------------------------

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of October 31, 2011 and January 31, 2011.

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

                              CINDISUE MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 2011
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                                                 October 31,         January 31
                                                    2011                2011
                                                  --------            --------
Net operating loss carryforward                   $ 15,709            $  7,850

Valuation allowance                                (15,709)             (7,850)
                                                  --------            --------

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

                              CINDISUE MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 2011
--------------------------------------------------------------------------------

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $46,203 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              CINDISUE MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 2011
--------------------------------------------------------------------------------

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

NOTE 8 - NOTES PAYABLE

Since inception the Company received cash totaling $5,500 from EFM Venture Group, Inc., an unrelated party, in the form of three promissory notes and made one payment of $1,200 in cash. As of October 31, 2011 the amount due to EFM Venture Group was $4,300.

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

Accrued interest payable as of October 31, 2011 is $176.

                              CINDISUE MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 2011
--------------------------------------------------------------------------------

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

As of October 31, 2011 and January 31, 2011, the Company had 8,500,000 and 3,000,000 shares of common stock issued and outstanding respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2011:

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

On April 12, 2011, the Company paid the consulting geologist $8,000 to commence Phase One of the exploration program on the claims. The consulting geologist refunded $1,500 on September 18, 2011 as the funds were not required to complete the Phase 1 study.

The Company has completed the Phase 1 study of its Ford 1-4 Mineral Claim in Esmeralda County, Nevada. Phase 1 consisted of mobile metal ion (MMI) soil sampling, proprietary IONIC Leach (IL) digestion and induction coupled plasma
(ICP) analysis. The Phase 1 work involved a total of 45 grid controlled MMI soil samples. The Phase 1 data rendered poor results. It is not likely that further study of the claim will yield any better result. Management, with the prime objective of maximizing shareholder value, is considering the options of obtaining additional funds to seek additional claims for exploration or an outright sale of the company.

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

We incurred operating expenses of $1,403 and $2,532 for the three months ended October 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses, professional fees and interest expense. We incurred operating expenses of $22,985 and $14,937 for the nine months ended October 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses, professional fees and interest expense and for the nine months ended October 31, 2011 there were $6,500 in exploration expenses. Our net loss from inception (January 8, 2010) through October 31, 2011 was $46,027 which includes $13,500 in exploration expenses.

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

As of October 31, 2011 the Company had 8,500,000 shares of common stock issued and outstanding held by 28 shareholders of record.

The following table provides selected financial data about our company for the period ended October 31, 2011.

                     Balance Sheet Data:          10/31/11
                     -------------------          --------

                     Cash                         $  3,383
                     Total assets                 $  3,383
                     Total liabilities            $  4,586
                     Shareholders' equity         $ (1,203)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2011 was $3,383, with outstanding liabilities of $4,586, consisting of $110 in accounts payable, $176 in accrued interest payable and $4,300 in a note payable to an unrelated party. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

The Company has completed the Phase 1 study of its Ford 1-4 Mineral Claim in Esmeralda County, Nevada. Phase 1 consisted of mobile metal ion (MMI) soil sampling, proprietary IONIC Leach (IL) digestion and induction coupled plasma
(ICP) analysis. The Phase 1 work involved a total of 45 grid controlled MMI soil samples.

The Phase 1 data rendered poor results. It is not likely that further study of the claim will yield any better result.

Management, with the prime objective of maximizing shareholder value, is considering the options of obtaining additional funds to seek additional claims for exploration or an outright sale of the company.

Our current cash balance is $3,383. We do not believe our cash balance, will be sufficient to fund our limited levels of operations for the next 12 months. If necessary, Mr. Cooper, our officer and director, has verbally agreed to loan the company funds to allow us to pay for professional fees, including fees payable in connection with the filing of our required reports to the Securities and Exchange Commission and operational expenses. We are an exploration stage company and have generated no revenue to date.

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

As of October 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

                                                      Incorporated by
Exhibit No.         Exhibit                     Reference or Filed Herewith
-----------         -------                     ---------------------------
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

3.2           Bylaws                          Incorporated by reference to the
                                              Registration Statement on Form S-1
                                              filed with the SEC on March 8,
                                              2010, File No. 333-165302

31.1          Section 302 Certification of    Filed herewith
              Chief Executive Officer

31.2          Section 302 Certification of    Filed herewith
              Chief Financial Officer

32            Section 906 Certification of    Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

101           Interactive data files          Filed herewith
              pursuant to Rule 405 of
              Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 7, 2011                   Cindisue Mining Corp.


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