Form 10-K
period 2012-01-31
Cindisue Mining Corp
filed 2012-04-18
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 18, 2012, the registrant had 8,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                              CINDISUE MINING CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        5
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                   8
Item 4.  [Removed and Reserved]                                              8

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10
Item 8.  Financial Statements and Supplementary Data                        12
Item 9A. Controls and Procedures                                            24
Item 9B. Other Information                                                  25

                                    Part III

Item 10. Directors and Executive Officers                                   27
Item 11. Executive Compensation                                             28
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    30
Item 13. Certain Relationships and Related Transactions                     31
Item 14. Principal Accounting Fees and Services                             31

                                     Part IV

Item 15. Exhibits                                                           32

Signatures                                                                  33

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

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on any exploration property. Moreover, if such deposits are discovered, there is no guarantee that we will enter into further substantial exploration programs. Our stock is listed on the OTC Bulletin Board but there has been no active trading of our shares. Investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 8,500,000 common shares issued and outstanding as of January 31, 2011.

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

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from any property on which we may conduct exploration as we will hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

For future exploration programs we may be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need at that time we would have to suspend exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

For any exploration program we would be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At January 31, 2012, our only employee was Donovan L. Cooper, who currently devotes 4-5 hours per week to company matters. He has agreed to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if an active trading market develops, could decline due to any of these risks. This could result in you losing all or part of your investment.

WE ARE AN EXPLORATION STAGE COMPANY, BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on January 8, 2010 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not yet commenced exploration on the Ford Property. The Company completed the Phase 1 study of its Ford 1-4 Mineral Claim in Esmeralda County, Nevada. Phase 1 consisted of mobile metal ion (MMI) soil sampling, proprietary IONIC Leach (IL) digestion and induction coupled plasma (ICP) analysis. The Phase 1 work involved a total of 45 grid controlled MMI soil samples. The Phase 1 data rendered poor results. It is not likely that further study of the claim will yield any better result. Management, with the prime objective of maximizing shareholder value, is considering the options of obtaining additional funds to seek additional claims for exploration or an outright sale of the company.

We expect to incur significant losses into the foreseeable future. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE ADDITIONAL FINANCING. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $49,634 for the period from our inception to January 31, 2012, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations. These factors raise substantial doubt that we will be able to continue as a going concern. PLS CPA, A Professional Corp., our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Cindisue Mining Corp. is appropriate.

BECAUSE OUR MANAGEMENT DOES NOT HAVE ANY FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our management has no formal training in geology or in the technical aspects of management of a mineral exploration company. His prior business experiences have primarily been in management and flexible benefit plans. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

BECAUSE MANAGEMENT HAS OTHER BUSINESS INTERESTS, tHEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

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

DONOVAN L. COOPER, AN OFFICER AND DIRECTOR, WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS AS A MINORITY SHAREHOLDER, YOU WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT YOUR ABILITY TO EVER RESELL ANY SHARES YOU PURCHASE.

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

DUE TO THE LACK OF AN ACTIVE TRADING MARKET FOR OUR SECURITIES, YOU MAY HAVE DIFFICULTY SELLING ANY SHARES YOU PURCHASE.

Our shares are currently listed for trading on the Over-The-Counter Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter
(OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filing with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet the filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time. If no active market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

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

THE TRADING IN OUR SHARES IS REGULATED BY THE SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $4,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase, if at all.

MR. COOPER, AN OFFICER AND DIRECTOR OF THE COMPANY, BENEFICIALLY OWNS 71% OF THE OUTSTANDING SHARES. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

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

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed on the OTCBB under the symbol "CDMC".

As of January 31, 2012, we had 8,500,000 shares of $0.0001 par value common stock issued and outstanding held by 28 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2012.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $49,634 in expenses through January 31, 2012. For the years ended January 31, 2012 and 2011 we incurred $26,545 and $15,443, respectively, in general and administrative expenses and professional fees and for the year ended January 31, 2012 we incurred $6,500 in exploration costs.

The following table provides selected financial data about our company for the years ended January 31, 2012 and 2011.

           Balance Sheet Data:            1/31/12           1/31/11
           -------------------            -------           -------

           Cash                           $    80           $ 1,308
           Total assets                   $    80           $ 1,308
           Total liabilities              $ 4,714           $ 9,397
           Shareholders' deficit          $(4,634)          $(8,089)

Cash provided by financing activities since inception through January 31, 2012 was $40,000 from the sale of 3,000,000 shares of common stock to our officer and director in January 2010 and 2,500,000 shares of common stock to 27 individuals. Also, we received proceeds of $4,300 from the issuance of notes payable.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2012 was $80, with $4,714 in outstanding liabilities, consisting of $195 in accounts payable, $219 in accrued interest payable and $4,300 in notes payable. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

Our current cash balance at January 31, 2012 was $80. We are an exploration stage company and have generated no revenue to date.

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

ITEM 8. FINANCIAL STATEMENTS

                       PLS CPA, A PROFESSIONAL CORPORATION
           * 4725 MERCURY STREET #210 * SAN DIEGO * CALIFORNIA 92111 *
       * TELEPHONE (858)722-5953 * FAX (858)761-0341 * FAX (858) 433-2979
                        * E-MAIL changgpark@gmail.com *

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cindisue Mining Corp.

We have audited the accompanying balance sheets of Cindisue Mining Corp. (An Exploration Stage "Company") as of January 31, 2012 and 2011 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended January 31, 2012 and 2011, and for the period from January 8, 2010 (inception) to January 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cindisue Mining Corp. as of January 31, 2012, and the result of its operations and its cash flows for the years then ended and for the period from January 8, 2010 (inception) to January 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/PLS CPA
--------------------
PLS CPA, A Professional Corp.

April 18, 2012
San Diego, CA. 92111

          Registered with the Public Company Accounting Oversight Board

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                              As of              As of
                                                                           January 31,        January 31,
                                                                              2012               2011
                                                                            --------           --------
                                                                            (Audited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $     80           $  1,308
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                              80              1,308
                                                                            --------           --------

      TOTAL ASSETS                                                          $     80           $  1,308
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $    195           $  3,850
  Advances from Officers                                                          --                 --
  Notes payable                                                                4,300                 --
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                      4,495              3,850

LONG-TERM LIABILITIES
  Accrued interest payable                                                       219                 47
  Notes payable                                                                   --              5,500
                                                                            --------           --------
TOTAL LONG-TERM LIABILITIES                                                      219              5,547

      TOTAL LIABILITIES                                                        4,714              9,397

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   8,500,000 and 3,000,000 shares issued and outstanding
   as of January 31, 2012 and January 31, 2011 respectively                      850                300
  Additional paid-in capital                                                  44,150             14,700
  Deficit accumulated during exploration stage                               (49,634)           (23,089)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (4,634)            (8,089)
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $     80           $  1,308
                                                                            ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                     January 8, 2010
                                                                                       (inception)
                                             Year Ended           Year Ended            through
                                             January 31,          January 31,          January 31,
                                                2012                 2011                 2012
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                        13,573                4,543               18,715
  Professional fees                               6,300               10,900               17,200
  Exploration costs                               6,500                   --               13,500
                                             ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          26,373               15,443               49,415
                                             ----------           ----------           ----------

LOSS FROM OPERATION                             (26,373)             (15,443)             (49,415)
                                             ----------           ----------           ----------
OTHER INCOME (EXPENSE)
  Interest expense                                 (172)                 (47)                (219)
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $  (26,545)          $  (15,490)          $  (49,634)
                                             ==========           ==========           ==========

BASIC EARNINGS PER SHARE                     $    (0.00)          $    (0.01)
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    7,924,658            3,000,000
                                             ==========           ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
             Statement of changes in Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                       Common Stock         Additional       During
                                                    -------------------       Paid-in      Exploration
                                                    Shares       Amount       Capital         Stage         Total
                                                    ------       ------       -------         -----         -----
Balance, January 8, 2010 (Inception)                    --       $   --      $     --       $     --      $     --

Commn stock issued, January 22, 2010
 at $.005 per share                              3,000,000          300        14,700             --        15,000

Loss for the period beginning January 8, 2010
 (inception) to January 31, 2010                                                              (7,599)       (7,599)
                                                ----------       ------      --------       --------      --------

BALANCE, JANUARY 31, 2010                        3,000,000          300        14,700         (7,599)        7,401
                                                ==========       ======      ========       ========      ========

Net Loss, year ended January 31, 2011                                                        (15,490)      (15,490)
                                                ----------       ------      --------       --------      --------

BALANCE, JANUARY 31, 2011                        3,000,000          300        14,700        (23,089)       (8,089)
                                                ==========       ======      ========       ========      ========

Common stock issued, March 8, 2011
 at $.01 per share                               2,500,000          250        24,750             --        25,000

Common stock issued to director for
 services March 12, 2011                         3,000,000          300         4,700             --         5,000

Net Loss, year ended January 31, 2012                                                        (26,545)      (26,545)
                                                ----------       ------      --------       --------      --------

BALANCE, JANUARY 31, 2012                        8,500,000       $  850      $ 44,150       $(49,634)     $ (4,634)
                                                ==========       ======      ========       ========      ========


   The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         January 8, 2010
                                                                                                           (inception)
                                                                      Year Ended         Year Ended          through
                                                                      January 31,        January 31,        January 31,
                                                                         2012               2011               2012
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(26,545)          $(15,490)          $(49,634)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Common stock issued for service                                      5,000                 --              5,000
  Changes in operating assets and liabilities:
     Increase in accounts payable                                        (3,655)             3,550                195
     Increase in accrued interest                                           172                 47                219
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (25,028)           (11,893)           (44,220)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Advance from Officers                                          --                 --                 --
  Proceed (Payment)  from notes payable                                  (1,200)              (299)             4,300
  Issuance of common stock                                               25,000              5,500             40,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            23,800              5,201             44,300
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (1,228)            (6,692)                80

CASH AT BEGINNING OF YEAR                                                 1,308              8,000                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $     80           $  1,308           $     80
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of January 31, 2012 and January 31, 2011.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES - CONTINUED

                                               January 31,          January 31,
                                                  2012                 2011
                                                --------             --------
Net operating loss carryforward                 $ 16,876             $  7,850
Valuation allowance                              (16,876)              (7,850)
                                                --------             --------
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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-CONTINUED

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $49,634 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Donovan L. Cooper, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS - CONTINUED

Donovan L. Cooper, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's S-1 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 8 - NOTES PAYABLE

Since inception the Company received cash totaling $5,500 from EFM Venture Group, Inc., an unrelated party, in the form of three promissory notes and made one payment of $1,200 in cash. As of January 31, 2012 the amount due to EFM Venture Group was $4,300.

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

Accrued interest payable as of January 31, 2012 is $219.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 9 - STOCK TRANSACTIONS-CONTINUED

As of January 31, 2012 and January 31, 2011, the Company had 8,500,000 and 3,000,000 shares of common stock issued and outstanding respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2012:

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

NOTE 12 - SUBSEQUENT EVENT

On March 5, 2012 Donovan Cooper resigned as our Treasurer, Chief Financial Officer and Secretary. As a result, concurrent to Mr. Cooper's resignation we appointed Daniel Martinez as Treasurer, Chief Financial Officer, Secretary and as a Director of our company

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

SUBSEQUENT EVENT

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On March 5, 2012 Donovan Cooper resigned as our Treasurer, Chief Financial Officer and Secretary. As a result, concurrent to Mr. Cooper's resignation we appointed Daniel Martinez as Treasurer, Chief Financial Officer, Secretary and as a Director of our company.

Our Board of Directors is now comprised of Donovan L. Cooper and Daniel
Martinez.

DAN MARTINEZ - SECRETARY, TREASURER, CHIEF FINANCIAL OFFICER AND A DIRECTOR

Mr. Martinez has worked for Ready Clerk Ltd., a financial services company based in London, UK from April 2010 to March 2012. He specialized in preparing, reviewing and evaluating financial statements, notes and related disclosures for U.S. based SEC reporting clients.

Prior to this, Mr. Martinez was a tax consultant with EDF Tax LLP, a specialist tax boutique based in Nottingham, UK, from December 2008 to April 2010. During his time there he assisted successful businesses and entrepreneurs in maximizing their tax efficiency by providing a personalized approach and tailored solutions, focused entirely upon the client's needs. From October 2006 to December 2008 Mr. Martinez was an assistant consultant with PricewaterhouseCoopers LLP, UK, where he specialized in providing tax and accounting solutions to small cap companies, entrepreneurs and private clients. He was also part of a business development team where he was able to use his business and personal networks to develop new clients.

Mr. Martinez has been a member of the Institute of Chartered Accountant in England and Wales since 2010 and an associate of the institute since 2006. Prior to that he obtained an MA (Merit) in Corporate Strategy and Governance and a Bsc Hons (First Class) in Operations Management from the University of Nottingham, UK in 2006 and 2005 respectively. Mr Martinez is currently studying to become a member of the Chartered Institute of Taxation and in 2011 he completed the SEC Institutes `SEC Reporting Skills and IPO: Your Guide to Going Public' courses in Boston, MA.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The name, age and title of our executive officer/director at January 31, 2012 is as follows:

Name and Address of Executive
  Officer and/or Director              Age                   Position
  -----------------------              ---                   --------

Donovan L. Cooper                      65        President, Secretary, Treasurer
11255 Tierrasanta Blvd. Unit 78                  and Director
San Diego, CA  92124

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Donovan L.      2012     0         0           0            0          0            0             0         0
Cooper,         2011     0         0           0            0          0            0             0         0
President,      2010     0         0           0            0          0            0             0         0
CEO, CFO
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                            Stock Awards
          ----------------------------------------------------------------   --------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2012 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                               Amount and Nature      Percentage of
                                                                 of Beneficial           Common
Title of Class     Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------     ------------------------------------            ---------             --------
Common Stock             Donovan L. Cooper, Director               6,000,000                71%
                         11255 Tierrasanta Blvd., Unit 78            Direct
                         San Diego, CA  92124

Common Stock             Officer and/or director as a Group        6,000,000                71%

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

FUTURE SALES BY EXISTING STOCKHOLDERS

As of January 31, 2012, a total of 6,000,000 shares have been issued to the Donovan Cooper, an officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are currently operating out of the premises of Donovan Cooper, an officer and director of the company, on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $6,300 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2012.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                  Description
     ------                  -----------

       3(i)          Articles of Incorporation*
       3(ii)         Bylaws*
      31.1           Sec. 302 Certification of CEO
      31.2           Sec. 302 Certification of CFO
      32.1           Sec. 906 Certification of CEO
      32.2           Sec. 906 Certification of CFO
      101            Interactive Data Files pursuant to Regulation S-T

----------
* Included in our Registration Statement of Form S-1 under Commission File Number 333-165302.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2012           Cindisue Mining Corp.


                             /s/ Donovan L. Cooper
                             ---------------------------------------------------
                         By: Donovan L. Cooper
                             (Chief Executive Officer, President & Director)


                             /s/ Daniel Martinez
                             ---------------------------------------------------
                         By: Daniel Martinez
                             (Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 18, 2012           Cindisue Mining Corp.


                             /s/ Donovan L. Cooper
                             ---------------------------------------------------
                         By: Donovan L. Cooper
                             (Chief Executive Officer, President & Director)


                             /s/ Daniel Martinez
                             ---------------------------------------------------
                         By: Daniel Martinez
                             (Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director)