Form 10-Q
period 2012-04-30
Cindisue Mining Corp
filed 2012-06-13
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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

Large accelerated filer  [ ]                       Accelerated filer [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,500,000 shares as of June 13, 2012

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended April 30, 2012 immediately follow.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of                 As of
                                                                      April 30, 2012       January 31, 2012
                                                                      --------------       ----------------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $    382              $     80
                                                                         --------              --------
TOTAL CURRENT ASSETS                                                          382                    80
                                                                         --------              --------

      TOTAL ASSETS                                                       $    382              $     80
                                                                         ========              ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                       $  6,537              $    195
  Advances from Officers                                                   18,517                     0
  Notes payable                                                             4,300                 4,300
                                                                         --------              --------
TOTAL CURRENT LIABILITIES                                                  30,354                 4,495

LONG-TERM LIABILITIES
  Accrued interest payable                                                    267                   219
  Notes payable                                                             1,000                     0
                                                                         --------              --------
TOTAL LONG-TERM LIABILITIES                                                   267                   219

      TOTAL LIABILITIES                                                    30,621                 4,714

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   8,500,000 and 3,000,000 shares issued and outstanding
   as of April 30, 2012 and January 31, 2012 respectively                     850                   850
  Additional paid-in capital                                               44,150                44,150
  Deficit accumulated during exploration stage                            (75,239)              (49,634)
                                                                         --------              --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (30,239)               (4,634)
                                                                         --------              --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                 $    382              $     80
                                                                         ========              ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                        January 8, 2010
                                                Three Months         Three Months         (inception)
                                                   Ended                Ended               through
                                               April 30, 2012       April 30, 2011       April 30, 2012
                                               --------------       --------------       --------------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                             5,057                8,422               23,772
  Professional fees                                  20,500                2,500               37,700
  Exploration costs                                      --                8,000               13,500
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              25,557               18,922               74,972
                                                 ----------           ----------           ----------

LOSS FROM OPERATION                                 (25,557)             (18,922)             (74,972)
                                                 ----------           ----------           ----------
OTHER INCOME (EXPENSE)
  Interest expense                                      (48)                 (43)                (267)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (25,605)          $  (18,965)          $  (75,239)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        8,500,000            6,140,449
                                                 ==========           ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       January 8, 2010
                                                                 Three Months        Three Months        (inception)
                                                                    Ended               Ended              through
                                                                April 30, 2012      April 30, 2011      April 30, 2012
                                                                --------------      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(25,605)           $(18,965)           $(75,239)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Common stock issued for service                                      0               5,000               5,000

  Changes in operating assets and liabilities:
    Increase in accounts payable                                      6,342              (3,400)              6,537
    Increase in accrued interest                                         48                  43                 267
                                                                   --------            --------            --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (19,215)            (17,322)            (63,435)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from Officers                                              18,517                  --              18,517
  Proceed (Payment) from notes payable                                1,000              (1,200)              5,300
  Issuance of common stock                                                0              25,000              40,000
                                                                   --------            --------            --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        19,517              23,800              63,817
                                                                   --------            --------            --------

NET INCREASE (DECREASE) IN CASH                                         302               6,478                 382

CASH AT BEGINNING OF PERIOD                                              80               1,308                   0
                                                                   --------            --------            --------

CASH AT END OF PERIOD                                              $    382            $  7,786            $    382
                                                                   ========            ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --            $     --            $     --
                                                                   ========            ========            ========

  Income Taxes                                                     $     --            $     --            $     --
                                                                   ========            ========            ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2012
--------------------------------------------------------------------------------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2012
--------------------------------------------------------------------------------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2012
--------------------------------------------------------------------------------

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, advance from officer and notes payable approximate their market values as of April 30, 2012 and April 30, 2011.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2012
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES - CONTINUED

                                         April 30, 2012         January 31, 2012
                                         --------------         ----------------

Net operating loss carryforward             $ 25,581                $ 16,876
Valuation allowance                          (25,581)                (16,876)
                                            --------                --------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2012
--------------------------------------------------------------------------------

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-CONTINUED

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $75,239 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2012
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS

Daniel Martinez and Donovan Cooper, officers and directors of the Company, may in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

On March 5, 2012 Donovan Cooper resigned as our Treasurer, Chief Financial Officer and Secretary. As a result, concurrent to Mr. Cooper's resignation we appointed Daniel Martinez as Treasurer, Chief Financial Officer, Secretary and as a Director of our company.

Daniel Martinez has advanced funds to the company to pay costs incurred by it. These funds are interest free. The balance due to the Mr. Martinez was $18,517 on April 30, 2012.

NOTE 8 - NOTES PAYABLE

Since inception the Company received cash totaling $6,500 from EFM Venture Group, Inc., an unrelated party, in the form of four promissory notes and made one payment of $1,200 in cash. As of April 30, 2012 the amount due to EFM Venture Group was $5,300.

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

The Company received cash in the amount of $1,000 from EFM Venture Group, Inc, This amount is represented by one unsecured promissory note dated March 15, 2012. This loan is at 4% interest with principle and interest all due on March 15, 2014.

Accrued interest payable as of April 30, 2012 is $267.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2012
--------------------------------------------------------------------------------

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

As of April 30, 2012 and January 31, 2012, the Company had 8,500,000 and 8,500,000 shares of common stock issued and outstanding respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2012:

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2012
--------------------------------------------------------------------------------

NOTE 11 - MINERAL CLAIMS-CONTINUED

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

We incurred operating expenses of $25,605 and $18,965 for the three months ended April 30, 2012 and 2011, respectively. These expenses consisted of general operating expenses, professional fees and interest expense. For the period ended April 30, 2011 there was also $8,000 in exploration costs. Our net loss from inception (January 8, 2010) through April 30, 2012 was $75,239 which includes $13,500 in exploration expenses.

We received our initial funding of $15,000 through the sale of common stock to Donovan L. Cooper, an officer and director, who purchased 3,000,000 shares of our common stock at $0.005 per share on January 22, 2010.

On March 8, 2011, the company completed its offering of 2,500,000 shares of common stock, pursuant to a Registration Statement on Form S-1, to 27 individuals for cash in the amount of $0.01 per share for a total of $25,000.

On March 12, 2011 3,000,000 shares of common stock were issued to a director of the Company, Mr. Donavan L. Cooper, in exchange for services from inception through January 31, 2011. The shares were valued at $5,000. The shares were issued under Rule 144 and are restricted securities within the meaning of the rule.

As of April 30, 2012 the Company had 8,500,000 shares of common stock issued and outstanding held by 28 shareholders of record.

The following table provides selected financial data about our company for the period ended April 30, 2012.

                    Balance Sheet Data:            4/30/12
                    -------------------            -------

                    Cash                          $    382
                    Total assets                  $    382
                    Total liabilities             $ 30,621
                    Shareholders' equity          $(30,239)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2012 was $382, with outstanding liabilities of $30,621, consisting of $6,537 in accounts payable, $267 in accrued interest payable, $18,517 in advances from officers and $5,300 in notes payable to an unrelated party. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

As of April 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2012.

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

June 13, 2012                  Cindisue Mining Corp.


                                   /s/ Donovan L. Cooper
                                   ---------------------------------------------
                               By: Donovan L. Cooper
                                   (Chief Executive Officer,
                                   President & Director)


                                   /s/ Daniel Martinez
                                   ---------------------------------------------
                               By: Daniel Martinez
                                  (Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer &
                                  Director)