Form 10-Q
period 2012-07-31
Cindisue Mining Corp
filed 2012-09-13
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,500,000 shares as of September 12, 2012

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended July 31, 2012 immediately follow.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                            July 31,          January 31,
                                                                              2012               2012
                                                                            --------           --------
                                                                           (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $     88           $     80
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                              88                 80
                                                                            --------           --------

      TOTAL ASSETS                                                          $     88           $     80
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $  9,249           $    195
  Advances from Officers                                                      25,701                 --
  Notes payable                                                                   --              4,300
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                     34,950              4,495

LONG-TERM LIABILITIES
  Accrued interest payable                                                        --                219
  Notes payable                                                                   --                 --
                                                                            --------           --------
TOTAL LONG-TERM LIABILITIES                                                       --                219

TOTAL LIABILITIES                                                             34,950              4,714

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   8,500,000 shares issued and outstanding as of July 31, 2012
   and January 31, 2012 respectively                                             850                850
  Additional paid-in capital                                                  44,150             44,150
  Deficit accumulated during exploration stage                               (79,862)           (49,634)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (34,862)            (4,634)
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $     88           $     80
                                                                            ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          January 8, 2010
                                          Three Months     Three Months     Six Months      Six Months      (inception)
                                             Ended            Ended           Ended           Ended          through
                                            July 31,         July 31,        July 31,        July 31,        July 31,
                                              2012             2011            2012            2011            2012
                                           ----------       ----------      ----------      ----------      ----------
REVENUES
   Revenues                                $       --       $       --      $       --      $       --      $       --
                                           ----------       ----------      ----------      ----------      ----------
TOTAL REVENUES                                     --               --              --              --              --

GENERAL & Administrative Expenses
  Administrative expenses                       7,750            1,660          12,807          10,082          31,522
  Professional fees                             2,441            1,000          22,941           3,500          40,141
  Exploration costs                                --               --              --           8,000          13,500
                                           ----------       ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        10,191            2,660          35,747          21,582          85,162
                                           ----------       ----------      ----------      ----------      ----------

LOSS FROM OPERATION                           (10,191)          (2,660)        (35,747)        (21,582)        (85,162)
                                           ----------       ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE)
  Interest expense                                (53)             (43)           (101)            (86)           (320)
  Debt Forgiveness                              5,620               --           5,620              --           5,620
                                           ----------       ----------      ----------      ----------      ----------
TOTAL OTHER INCOME (EXPENSE)                    5,567              (43)          5,519             (86)          5,300
                                           ----------       ----------      ----------      ----------      ----------

NET INCOME (LOSS)                          $   (4,624)      $   (2,703)     $  (30,228)     $  (21,668)     $  (79,862)
                                           ==========       ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                   $    (0.00)      $    (0.00)     $    (0.00)     $    (0.00)
                                           ==========       ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  8,500,000        8,500,000       8,500,000       7,339,779
                                           ==========       ==========      ==========      ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       January 8, 2010
                                                                   Six Months         Six Months        (inception)
                                                                     Ended              Ended             through
                                                                    July 31,           July 31,           July 31,
                                                                      2012               2011               2012
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(30,228)          $(21,668)          $(79,862)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Common stock issued for service                                    --              5,000              5,000
       Debt Forgiveness                                               (5,620)                --             (5,620)
  Changes in operating assets and liabilities:
       Increase in accounts payable                                    9,054             (3,540)             9,249
       Increase in accrued interest                                      101                 86                320
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (26,693)           (20,122)           (70,913)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from Officers                                               25,701                 --             25,701
  Proceed from notes payable                                           1,000                 --              6,500
  Payment to notes payable                                                --             (1,200)            (1,200)
  Issuance of common stock                                                --             25,000             40,000
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         26,701             23,800             71,001
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                            8              3,678                 88

CASH AT BEGINNING OF PERIOD                                               80              1,308                 --
                                                                    --------           --------           --------

CASH AT END OF PERIOD                                               $     88           $  4,986           $     88
                                                                    ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                          $     --           $     --           $     --
                                                                    ========           ========           ========

  Income Taxes                                                      $     --           $     --           $     --
                                                                    ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2012


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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2012


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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2012


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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and note payable approximate their market values as of July 31, 2012 and July 31, 2011.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2012


NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                                                  July 31,          January 31,
                                                    2012               2012
                                                  --------           --------

Net operating loss carryforward                   $ 27,153           $ 16,876
Valuation allowance                                (27,153)           (16,876)
                                                  --------           --------

Net deferred income tax asset                     $     --           $     --
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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2012


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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $79,862 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2012


NOTE 7 - RELATED PARTY TRANSACTIONS

Daniel Martinez, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Daniel Martinez, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's S-1 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

On March 5, 2012 Donovan Cooper resigned as our Treasurer, Chief Financial Officer and Secretary. As a result, concurrent to Mr. Cooper's resignation we appointed Daniel Martinez as Treasurer, Chief Financial Officer, Secretary and as a Director of our company.

Daniel Martinez, advanced funds to the company to pay costs incurred by it. These funds are interest free. The balance due to the director was $25,701 on July 31, 2012.

NOTE 8 - NOTES PAYABLE

Since inception the Company received cash totaling $6,500 from EFM Venture Group, Inc., an unrelated party, in the form of four promissory notes and made one payment of $1,200 in cash. As of July 31, 2012 the amount due to EFM Venture Group was $5,300.

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

Accrued interest payable as of July 31, 2012 was $0.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2012


NOTE 8 - NOTES PAYABLE-CONTINUED

On July 31, 2012, EMF Venture Group Inc., and unrelated party agreed to forgive debts outstanding to them totaling $5,620 which have been recorded as other income.

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

As of July 31, 2012 and January 31, 2012, the Company had 8,500,000 shares of common stock issued and outstanding respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2012:

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

The Company has completed the Phase 1 study of its Ford 1-4 Mineral Claim in

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2012


NOTE 11 - MINERAL CLAIMS-CONTINUED

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

We incurred operating expenses of $10,191 and $2,660 for the three months ended July 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses and professional fees. Our net losses for the three months ended July 31, 2012 and 2011 were $4,624 and $2,703, respectively. We incurred operating expenses of $35,747 and $21,582 for the six months ended July 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses and professional fees. For the period ended July 31, 2011 there was also $8,000 in exploration costs. Our net losses for the six months ended July 31, 2012 and 2011 were $30,228 and $21,668, respectively. Our net loss from inception (January 8, 2010) through July 31, 2012 was $79,862 which includes $13,500 in exploration expenses.

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

As of July 31, 2012 the Company had 8,500,000 shares of common stock issued and outstanding held by 28 shareholders of record. The following table provides selected financial data about our company for the period ended July 31, 2012.

                    Balance Sheet Data:            7/31/12
                    -------------------            -------

                    Cash                          $     88
                    Total assets                  $     88
                    Total liabilities             $ 34,950
                    Shareholders' equity          $(34,862)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2012 was $88, with outstanding liabilities of $34,950, consisting of $9,249 in accounts payable and $25,701 in advances from officers. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

As of July 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2012.

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

3.2           Bylaws                          Incorporated by reference to the
                                              Registration Statement on Form S-1
                                              filed with the SEC on March 8,
                                              2010, File No. 333-165302

31.1          Section 302 Certification of    Filed herewith
              Chief Executive Officer

31.2          Section 302 Certification of    Filed herewith
              Chief Financial Officer

32.1          Section 906 Certification of    Filed herewith
              Chief Executive Officer

32.1          Section 906 Certification of    Filed herewith
              Chief Financial Officer

101           Interactive data files          Filed herewith
              pursuant to Rule 405 of
              Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 12, 2012             Cindisue Mining Corp.


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