Form 10-K/A
period 2012-01-31
Cindisue Mining Corp
filed 2012-10-19
CIK 1481339

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

                              CINDISUE MINING CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                              3
Item 1A. Risk Factors                                                          5
Item 2.  Properties                                                            8
Item 3.  Legal Proceedings                                                     8
Item 4.  Mine Safety Disclosure                                                8

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                            9
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10
Item 8.  Financial Statements and Supplementary Data                          12
Item 9A. Controls and Procedures                                              24
Item 9B. Other Information                                                    25

                                    Part III

Item 10. Directors and Executive Officers                                     27
Item 11. Executive Compensation                                               28
Item 12. Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters                                         30
Item 13. Certain Relationships and Related Transactions                       31
Item 14. Principal Accounting Fees and Services                               31

                                     Part IV

Item 15. Exhibits                                                             32

Signatures                                                                    33

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cindisue Mining Corp. as of January 31, 2012 and 2011, and the result of operations and cash flows for the years then ended and for the period from January 8, 2010 (inception) to January 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/PLS CPA
-------------------------------
PLS CPA, A Professional Corp.
April 18, 2012
San Diego, CA. 92111

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                            Description
------                            -----------

 3(i)          Articles of Incorporation*
 3(ii)         Bylaws*
31.1           Sec. 302 Certification of CEO
31.2           Sec. 302 Certification of CFO
32.1           Sec. 906 Certification of CEO
32.2           Sec. 906 Certification of CFO
101            Interactive Data Files pursuant to Regulation S-T**

----------
* Included in our Registration Statement of Form S-1 under Commission File Number 333-165302.
**   Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 17, 2012                         Cindisue Mining Corp.


                                         /s/ Donovan L. Cooper
                                         ---------------------------------------
                                         By: Donovan L. Cooper
                                             (Chief Executive Officer,
                                             President & Director)


                                         /s/ Daniel Martinez
                                         ---------------------------------------
                                         By: Daniel Martinez
                                             (Chief Financial Officer, Principal
                                             Accounting Officer, Secretary,
                                             Treasurer & Director)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 17, 2012                         Cindisue Mining Corp.


                                         /s/ Donovan L. Cooper
                                         ---------------------------------------
                                         By: Donovan L. Cooper
                                             (Chief Executive Officer,
                                             President & Director)


                                         /s/ Daniel Martinez
                                         ---------------------------------------
                                         By: Daniel Martinez
                                             (Chief Financial Officer, Principal
                                             Accounting Officer, Secretary,
                                             Treasurer & Director)