Form 10-Q
period 2012-10-31
Cindisue Mining Corp
filed 2012-12-17
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

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

Large accelerated filer  [ ]                       Accelerated filer [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,500,000 shares as of December 17, 2012

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended October 31, 2012 immediately follow.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                           October 31,        January 31,
                                                                              2012               2012
                                                                            --------           --------
                                                                           (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $     88           $     80
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                              88                 80
                                                                            --------           --------

      TOTAL ASSETS                                                          $     88           $     80
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $  3,599           $    195
  Advances from Officers                                                      36,823                 --
  Notes payable                                                                   --              4,300
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                     40,422              4,495

LONG-TERM LIABILITIES
  Accrued interest payable                                                        --                219
  Notes payable                                                                   --                 --
                                                                            --------           --------
TOTAL LONG-TERM LIABILITIES                                                       --                219

TOTAL LIABILITIES                                                             40,422              4,714

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   8,500,000 and 8,5000,000 shares issued and outstanding
   as of October 31, 2012 and January 31, 2012 respectively                      850                850
  Additional paid-in capital                                                  44,150             44,150
  Deficit accumulated during exploration stage                               (85,334)           (49,634)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (40,334)            (4,634)
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $     88           $     80
                                                                            ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        January 8, 2010
                                         Three Months    Three Months    Nine Months     Nine Months      (inception)
                                            Ended           Ended           Ended           Ended          through
                                          October 31,     October 31,     October 31,     October 31,     October 31,
                                             2012            2011            2012            2011            2012
                                          ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                $       --      $       --      $       --      $       --      $       --
                                          ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                    --              --              --              --              --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                      2,818           1,903          15,625          11,985          34,340
  Professional fees                            2,653           1,000          25,594           4,500          42,794
  Exploration costs                               --          (1,500)             --           6,500          13,500
                                          ----------      ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        5,471           1,403          41,219          22,985          90,634
                                          ----------      ----------      ----------      ----------      ----------

LOSS FROM OPERATION                           (5,471)         (1,403)        (41,219)        (22,985)        (90,634)
                                          ----------      ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE)
  Interest (expense)                              --             (43)           (101)           (129)           (320)
  Debt Forgiveness                                --              --           5,620              --           5,620
                                          ----------      ----------      ----------      ----------      ----------
TOTAL OTHER INCOME (EXPENSE)                      --             (43)          5,519            (129)          5,300
                                          ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                         $   (5,471)     $   (1,446)     $  (35,700)     $  (23,114)     $  (85,334)
                                          ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                  $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                          ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 8,500,000       8,500,000       8,500,000       7,730,769
                                          ==========      ==========      ==========      ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      January 8, 2010
                                                                 Nine Months        Nine Months        (inception)
                                                                    Ended              Ended             through
                                                                  October 31,        October 31,        October 31,
                                                                     2012               2011               2012
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(35,700)          $(23,114)          $(85,334)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Common stock issued for service                                     --              5,000              5,000
     Debt Forgiveness                                                (5,620)                --             (5,620)
  Changes in operating assets and liabilities:
     Increase in accounts payable                                     3,404             (3,740)             3,599
     Increase in accrued interest                                       101                129                320
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (37,815)           (21,725)           (82,035)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from Officers                                              36,823                 --             36,823
  Proceed from notes payable                                          1,000                 --              6,500
  Payment to notes payable                                               --             (1,200)            (1,200)
  Issuance of common stock                                               --             25,000             40,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        37,823             23,800             82,123
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                           8              2,075                 88

CASH AT BEGINNING OF PERIOD                                              80              1,308                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $     88           $  3,383           $     88
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2012
--------------------------------------------------------------------------------

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

CHANGE IN CONTROL OF BUSINESS

On September 14, 2012, Daniel Martinez, our director, purchased 6,000,000 shares of our common stock from Donovan Cooper, in a private transaction for an aggregate total of $10,000. The funds used for this share purchase were Mr. Martinez's personal funds. This transaction resulted in Mr. Martinez taking control of 71% of our currently issued and outstanding shares.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2012
--------------------------------------------------------------------------------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2012
--------------------------------------------------------------------------------

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and note payable approximate their market values as of October 31, 2012 and January 31, 2012.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2012
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                                              October 31,        January 31,
                                                 2012               2012
                                               --------           --------
Net operating loss carryforward                $ 29,014           $ 16,876
Valuation allowance                             (29,014)           (16,876)
                                               --------           --------
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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2012
--------------------------------------------------------------------------------

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $85,334 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2012
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS - CONTINUED

On March 5, 2012 Donovan Cooper resigned as our Treasurer, Chief Financial Officer and Secretary. As a result, concurrent to Mr. Cooper's resignation we appointed Daniel Martinez as Treasurer, Chief Financial Officer, Secretary and as a Director of our company.

Daniel Martinez, advanced funds to the company to pay costs incurred by it. These funds are interest free. The balance due to the director was $36,823 on October 31, 2012.

On September 14, 2012 Donovan Cooper resigned as our President, Chief Executive Officer and Director. As a result, concurrent to Mr. Cooper's resignation we appointed Daniel Martinez, our current Treasurer, Chief Financial Officer, Secretary and Director, as President and Chief Executive Officer of our company.

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

Accrued interest payable as of October 31, 2012 was $0.

On July 31, 2012, EMF Venture Group Inc., an unrelated party agreed to forgive debts outstanding to them totaling $5,620 which have been recorded as other income.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2012
--------------------------------------------------------------------------------

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

As of October 31, 2012 and January 31, 2012, the Company had 8,500,000 and 8,500,000 shares of common stock issued and outstanding respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2012:

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

RECENT DEVELOPMENTS. On September 14, 2012 Donovan Cooper resigned as our President, Chief Executive Officer and Director. As a result, concurrent to Mr. Cooper's resignation we appointed Daniel Martinez, our current Treasurer, Chief Financial Officer, Secretary and Director, as President and Chief Executive Officer of our company as previously reported in our Current Report on Form 8-K filed on September 14, 3012.

Our Board of Directors is now comprised solely of Daniel Martinez.,

On September 14, 2012, Daniel Martinez, our director, purchased 6,000,000 shares of our common stock from Donovan Cooper, in a private transaction for an aggregate total of $10,000. The funds used for this share purchase were Mr. Martinez's personal funds. This transaction resulted in Mr. Martinez taking control of 71% of our currently issued and outstanding shares.

This Quarterly Report on Form 10-Q provides the certain disclosures required as of October 31, 2012, the end of the period of this Report. To the extent that other disclosures in this Report require more recent information, we have provided that information as set forth in this Report and in compliance with Regulation S-K.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenue to date.

We incurred operating expenses of $5,471 and $1,403 for the three months ended October 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses and professional fees. We incurred operating expenses of $41,219 and $22,985 for the nine months ended October 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses and professional fees. For the period ended October 31, 2011 there was also $6,500 in exploration costs. Our net loss from inception (January 8, 2010) through October 31, 2012 was $85,334 which includes $13,500 in exploration expenses.

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

As of October 31, 2012 the Company had 8,500,000 shares of common stock issued and outstanding held by 28 shareholders of record.

The following table provides selected financial data about our company for the period ended October 31, 2012.

                    Balance Sheet Data:           10/31/12
                    -------------------           --------
                    Cash                          $     88
                    Total assets                  $     88
                    Total liabilities             $ 40,422
                    Shareholders' equity          $(40,334)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2012 was $88, with outstanding liabilities of $40,422, consisting of $3,599 in accounts payable and $36,823 in advances from officers. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

As of October 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2012.

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

December 17, 2012                  Cindisue Mining Corp.


                                       /s/ Daniel Martinez
                                       -----------------------------------------
                                   By: Daniel Martinez
                                       (Chief Executive Officer, President,
                                       Chief Financial Officer,
                                       Principal Accounting  Officer, Secretary,
                                       Treasurer & Director)