Form 10-K
period 2013-01-31
Cindisue Mining Corp
filed 2013-04-30
CIK 1481339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2013

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

                        11255 Tierrasanta Blvd., Unit 78
                               San Diego, CA 92124
                Telephone (855) 513-4440 Facsimile (904)369-5658
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                              Cindisue Mining Corp.
                        11255 Tierrasanta Blvd., Unit 78
                               San Diego, CA 92124
                Telephone (855) 513-4440 Facsimile (904)369-5658
            (Name, Address and Telephone Number of Agent for Service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 30, 2013, the registrant had 9,040,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                              CINDISUE MINING CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        5
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                   8
Item 4.  Mine Safety Disclosures                                             8

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   9
Item 6.  Selected Financial Data                                            10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk         13
Item 8.  Financial Statements and Supplementary Data                        14
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           27
Item 9A. Controls and Procedures                                            27
Item 9B. Other Information                                                  28

                                    Part III

Item 10. Directors and Executive Officers                                   29
Item 11. Executive Compensation                                             31
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    32
Item 13. Certain Relationships and Related Transactions                     33
Item 14. Principal Accounting Fees and Services                             34

                                     Part IV

Item 15. Exhibits                                                           35

Signatures                                                                  36

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

ITEM 1. BUSINESS

GENERAL INFORMATION

Cindisue Mining Corp. was incorporated in the State of Delaware on January 8, 2010 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 11255 Tierrasanta Blvd., Unit 78, San Diego, CA. The telephone number is (858) 278-1166.

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

We received our initial funding of $15,000 through the sale of common stock to Donovan L. Cooper, a former officer and director, who purchased 3,000,000 shares of our common stock at $0.005 per share on January 22, 2010. Our financial statements from inception (January 8, 2010) through the year ended January 31, 2013 report a net loss of $100,899 and no revenues. Our independent auditor has issued an audit opinion for Cindisue Mining Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

On March 8, 2011, we completed our offering pursuant to a Registration Statement on Form S-1, selling 2,500,000 shares of common stock to 27 individuals for cash in the amount of $0.01 per share, for total proceeds of $25,000. On March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donovan
L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the Rule. On January 2, 2013, we issued a total of 300,000 shares of common stock to one private investor for cash in the amount of $15,000 or $0.05 per share. As of January 31, 2013 the Company had 8,800,000 shares of common stock issued and outstanding.

On September 14, 2012, Daniel Martinez, our director, purchased 6,000,000 shares of our common stock from Donovan Cooper, in a private transaction for an aggregate total of $10,000. The funds used for this share purchase were Mr. Martinez's personal funds. This transaction resulted in Mr. Martinez taking control of 69% of our currently issued and outstanding shares.

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

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 8,800,000 common shares issued and outstanding as of January 31, 2013.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. EMPLOYEES AND EMPLOYMENT AGREEMENTS

At January 31, 2013, our only employee was Daniel Martinez, who currently devotes 4-5 hours per week to company matters. He has agreed to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

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

We have accrued net losses of $100,899 for the period from our inception to January 31, 2013, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations. These factors raise substantial doubt that we will be able to continue as a going concern. PLS CPA, A Professional Corp., our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Cindisue Mining Corp. is appropriate.

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

Mr. Martinez currently devotes approximately 4-5 hours per week providing management services to us. While he currently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

DANIEL MARTINEZ, OUR OFFICER AND DIRECTOR, WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS AS A MINORITY SHAREHOLDER, YOU WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT YOUR ABILITY TO EVER RESELL ANY SHARES YOU PURCHASE.

Daniel Martinez, our executive officer and director, owns 69% of our common stock. He will have a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect your ability to ever resell your shares. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

DANIEL MARTINEZ, OUR OFFICER AND DIRECTOR OF THE COMPANY, BENEFICIALLY OWNS 69% OF THE OUTSTANDING SHARES. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

Due to the amount of Mr. Martinez's share ownership in our company, if he chooses to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President, Daniel Martinez, on a rent free basis during our exploration stage. The office is at 11255 Tierrasanta Blvd., Unit 78, San Diego, CA 92124. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

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

As of January 31, 2013, we had 8,800,000 shares of $0.0001 par value common stock issued and outstanding held by 28 shareholders of record.

On March 8, 2011, we completed our offering pursuant to a Registration Statement on Form S-1, selling 2,500,000 shares of common stock to 27 individuals for cash in the amount of $0.01 per share, for total proceeds of $25,000. On March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donovan
L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the Rule.

On September 14, 2012, Daniel Martinez, our director, purchased 6,000,000 shares of our common stock from Donovan Cooper, in a private transaction for an aggregate total of $10,000. The funds used for this share purchase were Mr. Martinez's personal funds. This transaction resulted in Mr. Martinez taking control of 69% of our currently issued and outstanding shares.

The stock transfer agent for our securities is Signature Stock Transfer, 2632 Coachlight Court, Plano, TX.

RECENT SALES OF UNREGISTERED SECURITIES:

On January 2, 2013, we issued a total of 300,000 shares of common stock to one private investor for cash in the amount of $15,000 or $0.05 per share. As of January 31, 2013 the Company had 8,800,000 shares of common stock issued and outstanding.

On February 11, 2013 the Company issued a total of 200,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $10,000.

On March 14, 2013, the Company issued a total of 40,000 common shares at $0.05 per share to one private investor for cash in the amount of $2,000.

REPURCHASE OF EQUITY SECURITIES:

None.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $100,899 in expenses through January 31, 2013. For the years ended January 31, 2013 and 2012 we incurred $51,265 and $26,545, respectively, in general and administrative expenses and professional fees and for the year ended January 31, 2012 we incurred $6,500 in exploration costs.

The following table provides selected financial data about our company for the years ended January 31, 2013 and 2012.

          Balance Sheet Data:             1/31/13            1/31/12
          -------------------             -------            -------

          Cash                           $    814           $     80
          Total assets                   $  1,078           $     80
          Total liabilities              $ 41,977           $  4,714
          Shareholders' deficit          $(40,899)          $ (4,634)

Cash provided by financing activities since inception through January 31, 2013 was $40,000 from the sale of 3,000,000 shares of common stock to our officer and director in January 2010 and 2,500,000 shares of common stock to 27 individuals. On January 2, 2013, we issued a total of 300,000 shares of common stock to one private investor for cash in the amount of $15,000 or $0.05 per share. Also, we received proceeds of $35,844 advances from officers.

On March 8, 2011, we completed our offering pursuant to a Registration Statement on Form S-1, selling 2,500,000 shares of common stock to 27 individuals for cash in the amount of $0.01 per share, for total proceeds of $25,000. On March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donavan
L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the Rule. On January 2, 2013, we issued a total of 300,000 shares of common stock to one private investor for cash in the amount of $15,000 or $0.05 per share.

On September 14, 2012, Daniel Martinez, our director, purchased 6,000,000 shares of our common stock from Donovan Cooper, in a private transaction for an aggregate total of $10,000. The funds used for this share purchase were Mr. Martinez's personal funds. This transaction resulted in Mr. Martinez taking control of 69% of our currently issued and outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2013 was $814, with $41,977 in outstanding liabilities, consisting of $6,133 in accounts payable and $35,844 in advances payable. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

Our current cash balance at January 31, 2013 was $814. We are an exploration stage company and have generated no revenue to date.

CRITICAL ACCOUNTING POLICIES:

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

FUTURE FINANCING

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

CONTRACTUAL OBLIGATIONS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS

                       PLS CPA, A PROFESSIONAL CORPORATION
           * 4725 MERCURY STREET #210 * SAN DIEGO * CALIFORNIA 92111 *
      * TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                          E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cindisue Mining Corp.

We have audited the accompanying balance sheets of Cindisue Mining Corp. (An Exploration Stage "Company") as of January 31, 2013 and 2012 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended January 31, 2013 and 2012, and for the period from January 8, 2010 (inception) to January 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cindisue Mining Corp. as of January 31, 2013 and 2012, and the result of operations and cash flows for the years then ended and for the period from January 8, 2010 (inception) to January 31, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PLS CPA
---------------------------------
PLS CPA, A Professional Corp.

April 19, 2013
San Diego, CA. 92111



          Registered with the Public Company Accounting Oversight Board

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of                As of
                                                                        January 31,          January 31,
                                                                           2013                 2012
                                                                        ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $      814           $       80
  Prepayments                                                                  264                   --
                                                                        ----------           ----------
      TOTAL CURRENT ASSETS                                                   1,078                   80
                                                                        ----------           ----------

      TOTAL ASSETS                                                      $    1,078           $       80
                                                                        ==========           ==========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $    6,133           $      195
  Advances from officers                                                    35,844                   --
  Notes payable                                                                 --                4,300
                                                                        ----------           ----------
      TOTAL CURRENT LIABILITIES                                             41,977                4,495

LONG-TERM LIABILITIES
  Accrued interest payable                                                      --                  219
  Notes payable                                                                 --                   --
                                                                        ----------           ----------
      TOTAL LONG-TERM LIABILITIES                                               --                  219

      TOTAL LIABILITIES                                                     41,977                4,714

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   8,800,000 and 8,5000,000 shares issued and outstanding
   as of January 31, 2013 and January 31, 2012 respectively                    880                  850
  Additional paid-in capital                                                59,120               44,150
  Deficit accumulated during exploration stage                            (100,899)             (49,634)
                                                                        ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (40,899)              (4,634)
                                                                        ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    1,078           $       80
                                                                        ==========           ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                           January 8, 2010
                                                                                             (inception)
                                                   Year Ended           Year Ended            through
                                                   January 31,          January 31,          January 31,
                                                      2013                 2012                 2013
                                                   ----------           ----------           ----------
REVENUES
  Revenues                                         $       --           $       --           $       --
                                                   ----------           ----------           ----------
      TOTAL REVENUES                                       --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                              17,166               13,573               35,881
  Professional fees                                    39,647                6,300               56,847
  Exploration costs                                        --                6,500               13,500
                                                   ----------           ----------           ----------
      TOTAL GENERAL & ADMINISTRATIVE EXPENSES          56,813               26,373              106,228
                                                   ----------           ----------           ----------

LOSS FROM OPERATION                                   (56,813)             (26,373)            (106,228)
                                                   ----------           ----------           ----------
OTHER INCOME (EXPENSE)
  Interest (expense)                                     (101)                (172)                (320)
  Other comprehensive income/(loss)                        29                   --                   29
  Debt Forgiveness                                      5,620                   --                5,620
                                                   ----------           ----------           ----------
      TOTAL OTHER INCOME (EXPENSE)                      5,548                 (172)               5,329

NET INCOME (LOSS)                                  $  (51,265)          $  (26,545)          $ (100,899)
                                                   ==========           ==========           ==========

BASIC EARNINGS PER SHARE                           $    (0.01)          $    (0.00)
                                                   ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          8,523,770            7,924,658
                                                   ==========           ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
             Statement of changes in Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                       Common Stock         Additional       During
                                                    -------------------       Paid-in      Exploration
                                                    Shares       Amount       Capital         Stage         Total
                                                    ------       ------       -------         -----         -----
Balance, January 8, 2010 (Inception)                    --       $   --      $     --      $      --      $     --

Commn stock issued, January 22, 2010
 at $.005 per share                              3,000,000          300        14,700             --        15,000

Loss for the period beginning January 8, 2010
 (inception) to January 31, 2010                                                              (7,599)       (7,599)
                                                ----------       ------      --------      ---------      --------

BALANCE, JANUARY 31, 2010                        3,000,000          300        14,700         (7,599)        7,401
                                                ==========       ======      ========      =========      ========

Net Loss, year ended January 31, 2011                                                        (15,490)      (15,490)
                                                ----------       ------      --------      ---------      --------

BALANCE, JANUARY 31, 2011                        3,000,000          300        14,700        (23,089)       (8,089)
                                                ==========       ======      ========      =========      ========

Common stock issued, March 8, 2011
 at $.01 per share                               2,500,000          250        24,750             --        25,000

Common stock issued to director for
 services March 12, 2011                         3,000,000          300         4,700             --         5,000

Net Loss, year ended January 31, 2012                                                        (26,545)      (26,545)
                                                ----------       ------      --------      ---------      --------

BALANCE, JANUARY 31, 2012                        8,500,000       $  850      $ 44,150      $ (49,634)     $ (4,634)
                                                ==========       ======      ========      =========      ========
Common stock issued, January 2, 2013
 at $.05 per share                                 300,000           30        14,970             --        15,000

Net Loss, year ended January 31, 2012                                                        (51,265)      (51,265)
                                                ----------       ------      --------      ---------      --------

BALANCE, JANUARY 31, 2013                        8,800,000       $  880      $ 59,120      $(100,899)     $(40,899)
                                                ==========       ======      ========      =========      ========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    January 8, 2010
                                                                                                      (inception)
                                                                   Year Ended        Year Ended         through
                                                                   January 31,       January 31,       January 31,
                                                                      2012              2012              2013
                                                                   ----------        ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  (51,265)       $  (26,545)       $ (100,899)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Common stock issued for service                                       --             5,000             5,000
     Debt Forgiveness                                                  (5,620)           (5,620)
  Changes in operating assets and liabilities:
     Increase in accounts prepayments                                    (264)             (264)
     Increase in accounts payable                                       5,938            (3,655)            6,133
     Increase in accrued interest                                         101               172               320
                                                                   ----------        ----------        ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (51,110)          (25,028)          (95,330)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from Officers                                                35,844                --            35,844
  Proceed  from notes payable                                           1,000                --             6,500
  Payment to notes payable                                                 --            (1,200)           (1,200)
  Issuance of common stock                                             15,000            25,000            55,000
                                                                   ----------        ----------        ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          51,844            23,800            96,144
                                                                   ----------        ----------        ----------

NET INCREASE (DECREASE) IN CASH                                           734            (1,228)              814

CASH AT BEGINNING OF YEAR                                                  80             1,308                --
                                                                   ----------        ----------        ----------

CASH AT END OF YEAR                                                $      814        $       80        $      814
                                                                   ==========        ==========        ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $       --        $       --        $       --
                                                                   ==========        ==========        ==========

  Income Taxes                                                     $       --        $       --        $       --
                                                                   ==========        ==========        ==========


    The accompanying notes are an integral part of these financial statements

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, loan from officer and note payable approximate their market values as of January 31, 2013 and January 31, 2012.

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

FOREIGN CURRENCY
The Company's functional currency is the United States Dollar (USD) and its reporting currency is also the USD. Foreign currency transactions are primarily undertaken in the British Pound (GBP).

The financial statements of the Company are translated to USD in accordance with ASC 830, Foreign Currency Translation Matters. Assets and liabilities are translated at the current exchange rate prevailing at the balance sheet date. Equity accounts are translated at historical amounts. Revenues and expenses are translated using average rates during the year. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in Stockholders' Equity.

OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income (loss), including foreign currency translation adjustments, gains and losses related to certain derivative contracts, and gains or losses, prior service costs or credits, and transition assets or obligations associated with pension or other postretirement benefits that have not been recognized as components of net periodic benefit cost.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                                               January 31,          January 31,
                                                  2013                 2012
                                                --------             --------
Net operating loss carryforward                 $ 34,306             $ 16,876
Valuation allowance                              (34,306)             (16,876)
                                                --------             --------
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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $100,900 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Daniel Martinez, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS - CONTINUED

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

Daniel Martinez, advanced funds to the company to pay costs incurred by it. These funds are interest free. The balance due to the director was $35,844 on January 31, 2013. On September 14, 2012 Donovan Cooper resigned as our President, Chief Executive Officer and Director. As a result, concurrent to Mr. Cooper's resignation we appointed Daniel Martinez, our current Treasurer, Chief Financial Officer, Secretary and Director, as President and Chief Executive Officer of our company.

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

Accrued interest payable as of January 31, 2013 was $0.

On July 31, 2012, EMF Venture Group Inc., an unrelated party agreed to forgive debts outstanding to them totaling $5,620 which have been recorded as other income.

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 9 - STOCK TRANSACTIONS

On January 22, 2010, the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000.

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

On January 2, 2013, the Company issued a total of 300,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $15,000.

As of January 31, 2013 and January 31, 2012, the Company had 8,800,000 and 8,500,000 shares of common stock issued and outstanding respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2013:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 8,800,000 shares issued and outstanding.

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

                              Cindisue Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that the following were certain reportable subsequent events to be disclosed as follows:

On February 11, 2013, the Company issued a total of 200,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $10,000.

On March 14, 2013, the Company issued a total of 40,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $2,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2013, based on the framework set forth in

Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The name, age and title of our executive officer/director at January 31, 2013 is as follows:

Name and Address of Executive
  Officer and/or Director              Age                   Position
  -----------------------              ---                   --------

Daniel Martinez                        29        President, Secretary, Treasurer
11255 Tierrasanta Blvd.                          and Director
Unit 78
San Diego, CA  92124

Daniel Martinez, our officer and director, is also the promoter of Cindisue Mining Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Mr. Martinez has extensive business experience; primarily in management and accounting. Mr. Martinez will be managing consultants who are experts in the business of the Company and therefore his management experience is foremost. Mr. Cooper will be the majority owner of the Company and therefore has the greatest incentive to make the Company prosperous.

Mr. Martinez has no formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. His prior business experiences have primarily been in management and accounting and not in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

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

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and director, Mr. Daniel Martinez. Mr. Martinez currently devotes approximately 4-5 hours per week to company matters. Mr. Martinez intends to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Mr. Martinez has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Mr. Martinez has not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2010, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2010, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Currently, Daniel Martinez, our officer and director, receives no compensation for his services during the exploration stage of our business operations. He is reimbursed for any out-of-pocket expenses that he incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently no such plans have been approved. We do not have any employment agreements in place with our sole officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Daniel          2013     0         0           0            0          0            0             0         0
Martinez,       2012     0         0           0            0          0            0             0         0
President,
CEO, CFO
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                            Stock Awards
          ----------------------------------------------------------------   --------------------------------------------
                                                                                                                 Equity
                                                                                                                Incentive
                                                                                                     Equity       Plan
                                                                                                    Incentive    Awards:
                                                                                                      Plan      Market or
                                                                                                     Awards:     Payout
                                         Equity                                                     Number of   Value of
                                        Incentive                            Number                 Unearned    Unearned
                                       Plan Awards;                            of        Market      Shares,     Shares,
           Number of     Number of      Number of                            Shares     Value of    Units or    Units or
          Securities    Securities     Securities                           or Units   Shares or     Other        Other
          Underlying    Underlying     Underlying                           of Stock    Units of     Rights      Rights
          Unexercised   Unexercised    Unexercised   Option      Option       That     Stock That     That        That
          Options (#)   Options (#)     Unearned     Exercise  Expiration   Have Not    Have Not    Have Not    Have Not
Name      Exercisable  Unexercisable   Options (#)    Price       Date      Vested(#)    Vested      Vested      Vested
----      -----------  -------------   -----------    -----       ----      ---------    ------      ------      ------

Daniel         0             0              0           0           0           0           0           0           0
Martinez

                              DIRECTOR COMPENSATION
                                                                       Change in
                                                                        Pension
                                                                       Value and
                     Fees                            Non-Equity       Nonqualified
                    Earned                            Incentive        Deferred
                   Paid in      Stock     Option        Plan         Compensation     All Other
    Name             Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----             ----      ------     ------     ------------      --------      ------------     -----

Daniel Martinez       0         0           0            0                0               0            0

There are no current employment agreements between the company and Mr. Martinez. Mr. Martinez currently devotes approximately 4-5 hours per week to manage the affairs of the company.

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

On March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donovan L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the Rule.

On September 14, 2012, Daniel Martinez, our director, purchased 6,000,000 shares of our common stock from Donovan Cooper, in a private transaction for an aggregate total of $10,000. The funds used for this share purchase were Mr. Martinez's personal funds. This transaction resulted in Mr. Martinez taking control of 69% of our currently issued and outstanding shares.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2013 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                               Amount and Nature      Percentage of
                                                                 of Beneficial           Common
Title of Class     Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------     ------------------------------------            ---------             --------
Common Stock             Daniel Martinez, Director                 6,000,000                69%
                         11255 Tierrasanta Blvd., Unit 78            Direct
                         San Diego, CA  92124

Common Stock             Officer and/or director as a Group        6,000,000                69%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 8,800,000 shares of our common stock issued and outstanding, 6,000,000 shares being held by our officer and director.

FUTURE SALES BY EXISTING STOCKHOLDERS

As of January 31, 2013, a total of 6,000,000 shares have been issued to the Daniel Martinez, an officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are currently operating out of the premises of Daniel Martinez, an officer and director of the company, on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On January 22, 2010, the Company issued a total of 3,000,000 shares of common stock to Donovan L. Cooper for cash at $0.005 per share for a total of $15,000. On March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donavan L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000.

On September 14, 2012, Daniel Martinez, our director, purchased 6,000,000 shares of our common stock from Donovan Cooper, in a private transaction for an aggregate total of $10,000. The funds used for this share purchase were Mr. Martinez's personal funds. This transaction resulted in Mr. Martinez taking control of 69% of our currently issued and outstanding shares.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

DIRECTOR INDEPENDENCE

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of "Independent Officer" means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Daniel Martinez is not an independent director because he is also an executive officer of the Company.

RELATED PARTY TRANSACTIONS

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

     *    Disclosing such transactions in reports where required;
     *    Disclosing in any and all filings with the SEC, where required;
     *    Obtaining disinterested directors consent; and
     *    Obtaining shareholder consent where required.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $9,300 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2013.

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

April 30, 2013           Cindisue Mining Corp.


                             /s/ Daniel Martinez
                             ---------------------------------------------------
                         By: /s/ Daniel Martinez
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2013           Cindisue Mining Corp.


                             /s/ Daniel Martinez
                             ---------------------------------------------------
                         By: /s/ Daniel Martinez
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)