Form 10-Q
period 2013-04-30
Cindisue Mining Corp
filed 2013-06-07
CIK 1481339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54390

CINDISUE MINING CORP.

(Name of small business issuer in its charter)

Delaware	27-1662466
(State of incorporation)	(I.R.S. Employer Identification No.)

11255 Tierrasanta Blvd., Unit 78

San Diego, CA 92124

(Address of principal executive offices)

(858) 278-1166

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

As of June 7, 2013, there were 9,040,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

CINDISUE MINING CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cindisue Mining Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”CDMC,” "our," "us," the "Company," refers to Cindisue Mining Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINDISUE MINING CORP.

(An Exploration State Company)

Financial Statements

(Expressed in US dollars)

April 30, 2013 (unaudited)

Financial Statement Index

Balance Sheets (unaudited) 4 Statements of Operations (unaudited) 5 Statements of Cash Flows (unaudited) 6 Notes to Financial Statements (unaudited) 7

Cindisue Mining Corp.
(An Exploration State Company)
Balance Sheets
ASSETS
	As of	As of
	April 30,	January 31,
	2013	2013
	(Unaudited)	(Audited)
Current Assets
Cash	$1,173	$814
Prepayments	-	264

Total Current Assets	1,173	1,078

TOTAL ASSETS	$1,173	$1,078

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$754	$6,133
Advances from officers	35,844	35,844
Total Current Liabilities	36,598	41,977
Total Liabilities	36,598	41,977
Stockholders' Equity (Deficit)
Common stock, ($0.0001 par value, 100,000,000 shares authorized,
9,040,000 and 8,800,000 shares issued and outstanding
as of April 30, 2013 and January 31, 2013 respectively	904	880
Additional paid-in capital	71,096	59,120
Deficit accumulated during exploration stage	(107,425)	(100,899)

Total Stockholders' Equity (Deficit)	(35,425)	(40,899)
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$1,173	$1,078

See accompanying notes to consolidated financial statements.

Cindisue Mining Corp.
(An Exploration State Company)
Statements of Operations
(Unaudited)

	Three	Three	January 8,
	Months	Months	2010
	Ended	Ended	(inception)
	Ended	Ended	through
	April 30,	April 30,	April 30
	2013	2012	2013
Revenues
Revenues	$-	$-	$-
Total Revenues	-	-	-
General & Administrative Expenses
Administrative expenses	2,526	5,057	38,407
Professional fees	4,000	20,500	60,847
Exploration costs	-	-	13,500

Total General & Administrative Expenses	6,526	25,557	112,754
Loss from Operation	(6,526)	(25,557)	(112,754)
Other Income (Expense)
Interest (expense)	-	(48)	(320)
Other comprehensive income/(loss)	-	-	29
Debt Forgiveness	-	-	5,620

Total Other Income (Expense)	-	(48)	5,329
Net Income (Loss)	$(6,526)	$(25,605)	$(107,425)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	8,996,404	8,500,000

See accompanying notes to consolidated financial statements.

Cindisue Mining Corp. (An Exploration State Company) Statements of Cash Flows (Unaudited)

			January 8,
	Three	Three	2010
	Months	Months	(inception)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,526)	$(25,605)	$(107,425)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock issued for service	-	-	5,000
Debt Forgiveness	-		(5,620)
Changes in operating assets and liabilities:
Increase in accounts prepayments	264		-
Increase in accounts payable	(5,379)	6,342	754
Increase in accrued interest	-	48	320
Net cash provided by (used in) operating activities	(11,641)	(19,215)	(106,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from Officers	-	18,517	35,844
Proceed (Payment) from notes payable	-	1,000	6,500
Payment to notes payable	-	-	(1,200)
Issuance of common stock	12,000	-	67,000

Net cash provided by (used in) financing activities	12,000	19,517	108,144

Net increase (decrease) in cash	359	302	1,173
Cash at beginning of period	814	80	-

Cash at end of period	$1,173	$382	$1,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to consolidated financial statements.

CINDISUE MINING CORP.

(AN EXPLORATION STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS

_________________________________________________________________________April 30, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cindisue Mining Corp. (the “Company”) was incorporated on January 8, 2010 under the laws of the State of Delaware.  The Company’s activities to date have been limited to organization and capital.  The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

The Company is primarily engaged in the acquisition and exploration of mining properties.  The Company has acquired Ford 1-4 mineral claims in Esmeralda County, NV for exploration and has formulated a business plan to investigate the possibilities of a viable mineral deposit.

Change in control of business

On September 14, 2012, Daniel Martinez, our director, purchased 6,000,000 shares of our common stock from Donovan Cooper, in a private transaction for an aggregate total of $10,000. The funds used for this share purchase were Mr. Martinez’s personal funds.  This transaction resulted in Mr. Martinez taking control of 71% of our currently issued and outstanding shares.

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

Mineral Property Acquisition and Exploration Costs

The Company is an exploration stage mining company and has not yet realized any revenue from its operations.  Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force (“EITF”) Issue 04-2.  The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.  The Company has determined that all property payments are impaired and written off the acquisition costs to project expenses.  Once capitalized, such costs will be amortized using the units of production method over the estimated life of the probable reserve.

To date, mineral property exploration costs have been expensed as incurred.  To date the Company has not established any proven or probable reserves on its mineral properties.

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Income Taxes

The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification (“ASC”) No.740, "Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and loan from officer approximate their market values as of April 30, 2013 and January 31, 2013.

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

Foreign Currency

The Company’s functional currency is the United States Dollar (USD) and its reporting currency is also the USD.  Foreign currency transactions are primarily undertaken in the British Pound (GBP).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The financial statements of the Company are translated to USD in accordance with ASC 830, Foreign Currency Translation Matters.  Assets and liabilities are translated at the current exchange rate prevailing at the balance sheet date. Equity accounts are translated at historical amounts. Revenues and expenses are translated using average rates during the year.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in Stockholders’ Equity.

Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss), including foreign currency translation adjustments, gains and losses related to certain derivative contracts, and gains or losses, prior service costs or credits, and transition assets or obligations associated with pension or other postretirement benefits that have not been recognized as components of net periodic benefit cost.

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	April 30	January 31
	2013	2013
Net operating loss
carryforward	$ 36,524	$ 34,306
Valuation allowance	(36,524)	(34,306)

Net deferred income tax asset	-	-

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - CONTINUED

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s results of operations of financial condition.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $107,425 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

Daniel Martinez, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

Daniel Martinez, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company’s S-1 offering.  He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

On March 5, 2012, Donovan Cooper resigned as our Treasurer, Chief Financial Officer and Secretary. As a result, concurrent to Mr. Cooper's resignation we appointed Daniel Martinez as Treasurer, Chief Financial Officer, Secretary and as a Director of our company.

Daniel Martinez, advanced funds to the company to pay costs incurred by it. These funds are interest free. The balance due to the director was $35,844 on April 30, 2013.

On September 14, 2012, Donovan Cooper resigned as our President, Chief Executive Officer and Director. As a result, concurrent to Mr. Cooper’s resignation we appointed Daniel Martinez, our current Treasurer, Chief Financial Officer, Secretary and Director, as President and Chief Executive Officer of our company.

NOTE 8 – STOCK TRANSACTIONS

On January 22, 2010, the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000.

On March 8, 2011, the company completed its offering of 2,500,000 common stocks to 27 individuals for cash in the amount of $0.01 per share for a total of $25,000.

NOTE 8 – STOCK TRANSACTIONS - CONTINUED

On March 12, 2011, 3,000,000 shares of common stock were issued to the director Mr. Donavan L. Cooper in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the rule.

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

As of April 30, 2013, and January 31, 2013, the Company had 9,040,000 and 8,800,000 shares of common stock issued and outstanding respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2013:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 9,040,000 shares issued and outstanding.

NOTE 10 – MINERAL CLAIMS

On January 28, 2010, the Company acquired a 100% interest in the Ford 1-4 minerals claims located in Esmeralda County, Nevada.

The claims and related geological report were acquired for $7,000.  These costs have been expensed as exploration costs during the period ended January 31, 2010.

On April 12, 2011, the Company paid the consulting geologist $8,000 to commence Phase One of the exploration program on the claims. The consulting geologist refunded $1,500 on September 18, 2011, as the funds were not required to complete the Phase 1 study.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors, which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	April 30, 2013 $	January 31, 2013 $
Current Assets	1,173	1,078
Current Liabilities	36,598	41,977
Working Capital (Deficit)	(35,425)	(40,899)

Cash Flows

	April 30, 2013 $	April 30, 2012 $
Cash Flows from (used in) Operating Activities	(11,641)	(19,215)
Cash Flows from (used in) Financing Activities	12,000	19,517
Cash Flows from (used in) Investing Activities	--	--
Net Increase (decrease) in Cash During Period	359	302

Results for the Three Months Ended April 30, 2013 Compared to the Three Months Ended April 30, 2012.

Operating Revenues

The Company’s revenues for the three months ended April 30, 2013, and April 30, 2012, were $Nil and $Nil, respectively.

Expenses

The Company’s cost of revenues for the three months ended April 30, 2013, and April 30, 2012, were $Nil and $Nil respectively.

Net Loss from Operations

The Company’s net loss from operations for the three months ended April 30, 2013, and April 30, 2012, was $(6,526) and $(25,605), respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2013, and April 30, 2012, were $6,526 and $25,557, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, and professional fees.  The decrease was primarily attributable to an decrease in administrative fees appropriate for normal operations.

Net Loss

Net loss for the three months ended April 30, 2013, was $6,526 compared with a net loss of $25,605 for the three months ended April 30, 2012.  The increased loss is due to normal operating expenses.

Results for the Period from January 8, 2010 (inception of exploration stage) Through April 30, 2013.

Operating Revenues

The Company’s revenues for the period from January 8, 2010(inception of exploration stage) through April 30, 2013 were $Nil.

Expenses

The Company’s cost of revenues for the period from April 11, 2011, (inception of exploration stage) through April 30, 2013, were $Nil.

Net Loss from Operations

The Company’s net loss from operations for the period from April 11, 2011, (inception of exploration stage) through April 30, 2013, was $112,754.

General and Administrative Expenses

General and administrative expenses for the period from April 11, 2011, (inception of exploration stage) through April 30, 2013, were $112,754.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from April 11, 2011, (inception of exploration stage) through April 30, 2013, was $107,425.

Liquidity and Capital Resources

As at April 30, 2013, the Company had a cash balance and asset total of $1,173 and $1,173 respectively, compared with $814 and $1,078 of cash and total assets, respectively, as at January 31, 2013. The increase in cash was due to common stock issuance and the increase in total assets was due to the increase in cash.

As at April 30, 2013, the Company had total liabilities of $36,598 compared with $41,977 as at January 31, 2013. The decrease in total liabilities was attributed to the decrease in accounts payable.

The overall working capital increased from $40,899 deficit at January 31, 2013, to $(34,525) deficit at April 30, 2013.

Cashflow from Operating Activities

During the three months ended April 30, 2013, cash used in operating activities was $(11,641) compared to $(19,215) for the three months ended April 30, 2012. The decrease in the amounts of cash used for operating activities was primarily due to an increase in accounts prepayments and a decrease in the net loss.

Cashflow from Investing Activities

During the three months ended April 30, 2013, cash used in investing activities was $Nil compared to $Nil for the three months ended April 30, 2012.

Cashflow from Financing Activities

During the three months ended April 30, 2013, cash provided by financing activity was $12,000 compared to $19,517 for the three months ended April 30, 2012.  The decrease in cash provided by financing activities is due to the Company’s receiving less in advances from officers, but was offset by private placements from investors during the quarter.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 30, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On February 11, 2013, the Company issued a total of Two Hundred Thousand (200,000) shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $10,000.

On March 14, 2013, the Company issued a total of Forty Thousand (40,000) shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $2,000.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on March 8, 2010 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on March 8, 2010 as part of our Registration of Securities on Form S-1.
10.1	Private Placement Agreement by and between the Company ACR Holdings, Ltd., dated January 2, 2013	Filed with the SEC on January 4, 2013 as part of our Current Report on Form 8-K.
10.2	Private Placement Agreement, by and between the ACR Holdings, Ltd., dated February 11, 2013.	Filed with the SEC on February 12, 2013 as part of our Current Report on Form 8-K.
10.3	Private Placement Agreement, by and between the Company and ACR Holdings, Ltd., dated March 14, 2013	Filed with the SEC on March 18, 2013 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINDISUE MINING CORP.

Dated: June 7, 2013

/s/ Daniel Martinez

DANIEL MARTINEZ

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 7, 2013

/s/ Daniel Martinez

By: DANIEL MARTINEZ

Its: Director