Form 10-Q
period 2013-07-31
Cindisue Mining Corp
filed 2013-09-16
CIK 1481339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended July 31, 2013

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

As of September 16, 2013, there were 9,040,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

CINDISUE MINING CORP.*

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to exploration programs, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 (the “2013 Form 10-K”) in the section captioned “Risk Factors” and elsewhere in the 2013 Form 10-K; in our subsequent Current Reports on Form 8-K; and in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

You should read this Report in conjunction with the discussion under the caption “Risk Factors” in the 2013 Form 10-K, the audited consolidated financial statements and notes thereto in the 2013 Form 10-K, the unaudited consolidated financial statements and notes thereto in this Report, and other documents which we have filed or may file from time to time with the SEC.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”CDMC,” "our," "us," the "Company," refers to Cindisue Mining Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINDISUE MINING CORP.

(An Exploration State Company)

Financial Statements

(Expressed in US dollars)

July 31, 2013 (unaudited)

Financial Statement Index

Balance Sheets (unaudited)

F-1

Statements of Operations (unaudited)

F-2

Statement of changes in Shareholders' Equity (Deficit) (unaudited)

F-3

Statements of Cash Flows (unaudited)

F-4

Notes to the Financial Statements (unaudited)

F-5

Cindisue Mining Corp. (An Exploration State Company) Balance Sheets
ASSETS
	As of July 31, 2013 (Unaudited)	As of January 31, 2013 (Audited)
Current Assets
Cash	$-	$814
Prepayments	-	264

Total Current Assets	-	1,078

TOTAL ASSETS	$-	$1,078
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Bank Overdraft	$33	$-
Accounts payable	$4,052	$6,133
Advances from officers	35,844	35,844

Total Current Liabilities	39,929	41,977

Total Liabilities	39,929	41,977
Stockholders' Equity (Deficit)
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 9,040,000 and 8,800,000 shares issued and outstanding as of July 31, 2013 and January 31, 2013 respectively	904	880
Additional paid-in capital	71,096	59,120
Deficit accumulated during exploration state	(111,929)	(100,899)
Total Stockholders' Equity (Deficit)	(39,929)	(40,899)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$0	$1,078

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp. (An Exploration State Company) Statements of Operations (Unaudited)
	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012	January 8, 2010 (inception) through July 31, 2013
Revenues
Revenues	$-	-	$-	-	$-
Total Revenues	-	-	-	-	-

General & Administrative Expenses
Administrative expenses	1,754	7,750	4,280	12,807	40,161
Professional fees	2,750	2,441	6,750	22,941	63,597
Exploration costs	-	-	-	-	13,500
Total General & Administrative Expenses	4,504	10,191	11,030	35,747	117,258
Loss from Operation	(4,504)	(10,191)	(11,030)	(35,747)	(117,258)
Other Income (Expense)
Interest (expense)	-	(53)	-	(101)	(320)
Exchange gain	-	-	-	-	29
Debt Forgiveness	-	5,620	-	5,620	5,620

Total Other Income (Expense)	-	5,567	-	5,519	5,329
Net Income (Loss)	$(4,504)	(4,624)	$(11,030)	(30,228)	$(111,929)

Basic earnings per share	$(0.00)	(0.00)	$(0.00)	(0.00)

Weighted average number of
common shares outstanding	9,040,000	8,500,000	9,018,564	8,500,000

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp. (An Exploration State Company) Statements of Cash Flows (Unaudited)
	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012	January 8, 2010 (inception) through July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(11,030)	$(30,228)	$(111,929)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock issued for service	-	-	5,000
Debt Forgiveness	-	(5,620)	(5,620)
Changes in operating assets and liabilities:
Increase in accounts prepayments	264	-	-
Increase in accounts payable	(2,081)	9,054	4,052
Increase in accrued interest	-	101	320
Net cash provided by (used in) operating activities	(12,847)	(26,693)	(108,177)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	33	-	33
Advance from Officers	-	25,701	35,844
Proceed (Payment) from notes payable	-	1,000	6,500
Payment to notes payable	-	-	(1,200)
Issuance of common stock	12,000	-	67,000

Net cash provided by (used in) financing activities	12,033	26,701	108,177
Net increase (decrease) in cash	(814)	8	-
Cash at beginning of period	814	80	-
Cash at end of period	$-	$88	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CINDISUE MINING CORP.

(AN EXPLORATION STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2013

____________________________________________________________________________________

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cindisue Mining Corp. (the “Company”) was incorporated on January 8, 2010 under the laws of the State of Delaware.  The Company’s activities to date have been limited to organization and capital.  The Company has been in the exploration state since its formation and has not yet realized any revenues from its planned operations.

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

Mineral Property Acquisition and Exploration Costs

The Company is an exploration state mining company and has not yet realized any revenue from its operations.  Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force (“EITF”) Issue 04-2.  The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.  The Company has determined that all property payments are impaired and written off the acquisition costs to project expenses.  Once capitalized, such costs will be amortized using the units of production method over the estimated life of the probable reserve.

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

·

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

·

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

·

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, loan from officer approximate their market values as of July 31, 2013 and January 31, 2013.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

	July 31	January 31
	2013	2013
Net operating loss
carry forward	$ 38,056	$ 34,306
Valuation allowance	(38,056)	(34,306)

Net deferred income tax asset	-	-

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases,

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – CONTINUED

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $111,929 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Daniel Martinez, advanced funds to the company to pay costs incurred by it. These funds are interest free. The balance due to the director was $35,844 on July 31, 2013.

On September 14, 2012 Donovan Cooper resigned as our President, Chief Executive Officer and Director. As a result, concurrent to Mr. Cooper’s resignation we appointed Daniel Martinez, our current Treasurer, Chief Financial Officer, Secretary and Director, as President and Chief Executive Officer of our company.

NOTE 8 – NOTES PAYABLE

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

The Company received cash in the amount of $1,000 from EFM Venture Group, Inc., This amount is represented by one unsecured promissory note dated March 15, 2012.  This loan is at 4% interest with principle and interest all due on March 15, 2014.

Accrued interest payable as of July 31, 2013 was $0.

On July 31, 2012, EMF Venture Group Inc., an unrelated party agreed to forgive debts outstanding to them totaling $5,620 which have been recorded as other income.

NOTE 9 – STOCK TRANSACTIONS

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

As of July 31, 2013 and January 31, 2013, the Company had 9,040,000 and 8,800,000 shares of common stock issued and outstanding respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of July 31, 2013:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 9,040,000 shares issued and outstanding.

NOTE 11 – MINERAL CLAIMS

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2013 $	January 31, 2013 $
Current Assets	0	1,078
Current Liabilities	39,929	41,977
Working Capital (Deficit)	(39,929)	(40,899)

Cash Flows

	July 31, 2013 $	July 31, 2012 $
Cash Flows from (used in) Operating Activities	(12,847)	(26,693)
Cash Flows from (used in) Financing Activities	12,033	26,701
Cash Flows from (used in) Investing Activities	--	--
Net Increase (decrease) in Cash During Period	(814)	(8)

Results for the Quarter Ended July 31, 2013 Compared to the Quarter Ended July 31, 2012.

Operating Revenues

The Company’s revenues for the quarter ended July 31, 2013, and July 31, 2012, were $Nil and $Nil, respectively.

Net Loss from Operations

The Company’s net loss from operations for the quarter ended July 31, 2013, and July 31, 2012, was $(4,504) and $(10,191), respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended July 31, 2013, and July 31, 2012, were $4,504 and $10,191, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The decrease was primarily attributable to a decrease in administrative fees appropriate for normal operations.

Net Loss

Net loss for the quarter ended July 31, 2013, was $4,504 compared with a net loss of $4,624 for the quarter ended July 31, 2012.  The decrease in loss is due to a decrease in operating and administrative expenses.

Results for the Six Months Ended July 31, 2013 Compared to the Six Months Ended July 31, 2012.

Operating Revenues

The Company’s revenues for the six months ended July 31, 2013, and July 31, 2012, were $Nil and $Nil, respectively.

Net Loss from Operations

The Company’s net loss from operations for the six months ended July 31, 2013, and July 31, 2012, was $(11,030) and $(35,747), respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended July 31, 2013, and July 31, 2012, were $11,030 and $35,747, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The decrease was primarily attributable to a decrease in administrative fees appropriate for normal operations.

Net Loss

Net loss for the six months ended July 31, 2013, was $11,030 compared with a net loss of $30,228 for the six months ended July 31, 2012.  The decrease in loss is due to a decrease in operating expenses and administrative fees.

Results for the Period from January 8, 2010 (inception of development state) Through July 31, 2013.

Operating Revenues

The Company’s revenues for the period from January 8, 2010 (inception of development state) through July 31, 2013 were $Nil.

Net Loss from Operations

The Company’s net loss from operations for the period from January 8, 2010, (inception of exploration state) through July 31, 2013, was $117,258.

General and Administrative Expenses

General and administrative expenses for the period from January 8, 2010, (inception of exploration state) through July 31, 2013, were $117,258.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from January 8, 2010, (inception of exploration state) through July 31, 2013, was $111,929.

Liquidity and Capital Resources

As at July 31, 2013, the Company had a cash balance and asset total of $0 and $0 respectively, compared with $814 and $1,078 of cash and total assets, respectively, as at January 31, 2013. The decrease in cash was due to the payments of professional fees and the decrease in total assets was due to the decrease in cash.

As at July 31, 2013, the Company had total liabilities of $39,929 compared with $41,977 as at January 31, 2013. The decrease in total liabilities was attributed to the decrease in accounts payable.

The overall working deficit decreased from $40,899 deficit at January 31, 2013, to $39,929 at July 31, 2013, due to a decrease in accounts payable.

Cashflow from Operating Activities

During the six months ended July 31, 2013, cash used in operating activities was $(12,847) compared to $(26,693) for the six months ended July 31, 2012. The decrease in the amounts of cash used for operating activities was primarily due to an increase in accounts prepayments and a decrease in the net loss.

Cashflow from Investing Activities

During the six months ended July 31, 2013, cash used in investing activities was $Nil compared to $Nil for the six months ended July 31, 2012.

Cashflow from Financing Activities

During the six months ended July 31, 2013, cash provided by financing activity was $12,033 compared to $26,701 for the six months ended July 31, 2012.  The decrease in cash provided by financing activities is due to the Company’s receiving less in advances from officers, but was offset by private placements from investors during the quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended January 31, 2013, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended January 31, 2013 and filed on April 30, 2013. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

During the quarter, we did not issue any unregistered securities, other than as previously disclosed.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on March 8, 2010 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on March 8, 2010 as part of our Registration of Securities on Form S-1.
10.1	Private Placement Agreement by and between the Company ACR Holdings, Ltd., dated January 2, 2013	Filed with the SEC on January 4, 2013 as part of our Current Report on Form 8-K.
10.2	Private Placement Agreement, by and between the ACR Holdings, Ltd., dated February 11, 2013.	Filed with the SEC on February 12, 2013 as part of our Current Report on Form 8-K.
10.3	Private Placement Agreement, by and between the Company and ACR Holdings, Ltd., dated March 14, 2013	Filed with the SEC on March 18, 2013 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated: September 16, 2013

/s/ Daniel Martinez

DANIEL MARTINEZ

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 16, 2013

/s/ Daniel Martinez

By: DANIEL MARTINEZ

Its: Director