Form 10-Q
period 2013-10-31
Cindisue Mining Corp
filed 2013-11-27
CIK 1481339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended October 31, 2013

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

As of November 27, 2013, there were 9,240,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINDISUE MINING CORP.

(An Exploration State Company)

Financial Statements

(Expressed in US dollars)

October 31, 2013 (unaudited)

Financial Statement Index

Balance Sheets (unaudited).......................................................................................

Statements of Operations (unaudited).....................................................................

Statements of Cash Flows (unaudited)....................................................................

Notes to the Financial Statements (unaudited)......................................................

F-1 F-2 F-3 F-4

4

Cindisue Mining Corp. (An Exploration State Company) Balance Sheets
ASSETS
	As of	As of
	October 31,	January 31,
	2013	2013
	(Unaudited)	(Audited)
Current Assets
Cash	$184	$814
Prepayments	-	264

Total Current Assets	184	1,078

TOTAL ASSETS	$184	$1,078
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	147	6,133
Advances from officers	34,944	35,844

Total Current Liabilities	35,092	41,977

Total Liabilities	35,092	41,977

Stockholders' Equity (Deficit)
Common stock, ($0.0001 par value, 100,000,000 shares
authorized; 9,240,000 and 8,800,000 shares issued and outstanding
as of October 31, 2013 and January 31, 2013 respectively	924	880
Additional paid-in capital	81,076	59,120
Deficit accumulated during exploration stage	(116,907)	(100,899)

Total Stockholders' Equity (Deficit)	(34,907)	(40,899)
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$185	$1,078

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp. (An Exploration State Company) Statements of Operations (Unaudited)
	Three Months Ended Ended October 31, 2013	Three Months Ended Ended October 31, 2012	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012	January 8, 2010 (inception) through October 31, 2013
Revenues
Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

General & Administrative Expenses
Administrative expenses	2,228	2,818	6,508	15,625	42,389
Professional fees	2,750	2,653	9,500	25,594	66,347
Exploration costs	-	-	-	-	13,500

Total General & Administrative Expenses	4,978	5,471	16,008	41,219	122,236
Loss from Operation	(4,978)	(5,471)	(16,008)	(41,219)	(122,236)
Other Income (Expense)
Interest (expense)	-	-	-	(101)	(320)
Other comprehensive income/(loss)	-	-	-	-	29
Debt Forgiveness	-	-	-	5,620	5,620

Total Other Income (Expense)	-	-	-	5,519	5,329
Net Income (Loss)	$(4,978)	$(5,471)	$(16,008)	$(35,700)	$(116,907)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,235,652	8,500,000	9,032,381	8,500,000

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp. (An Exploration State Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012	January 8, 2010 (inception) through October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,008)	$(35,700)	$(116,907)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock issued for service	-	-	5,000
Debt Forgiveness	-	(5,620)	(5,620)
Changes in operating assets and liabilities:
Increase in accounts prepayments	264		-
Increase in accounts payable	(5,986)	3,404	147
Increase in accrued interest	-	101	320
Net cash provided by (used in) operating activities	(21,730)	(37,815)	(117,060)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from Officers	-	36,823	34,944
Proceed (Payment) from notes payable	-	1,000	6,500
Payment to notes payable	(900)	-	(1,200)
Issuance of common stock	22,000	-	77,000

Net cash provided by (used in) financing activities	21,100	37,823	117,244
Net increase (decrease) in cash	(630)	8	184
Cash at beginning of period	814	80	-
Cash at end of period	$184	$88	$184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CINDISUE MINING CORP.

(AN EXPLORATION STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, loan from officer and note payable approximate their market values as of October 31, 2013 and January 31, 2013.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

	October 31	January 31
	2013	2013
Net operating loss
carryforward	$ 40,917	$ 34,306
Valuation allowance	(40,917)	(34,306)

Net deferred income tax asset	-	-

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

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $116,907 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Daniel Martinez, advanced funds to the company to pay costs incurred by it. These funds are interest free. The balance due to the director was $34,944 on October 31, 2013.

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

NOTE 8 – NOTES PAYABLE - CONTINUED

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

On October 22, 2013, the Company issued a total of 200,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $10,000.

As of October 31, 2013 and January 31, 2013, the Company had 9,240,000 and 8,800,000 shares of common stock issued and outstanding respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of October 31, 2013:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 9,240,000 shares issued and outstanding.

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

NOTE 11 – MINERAL CLAIMS - CONTINUED

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2013 $	January 31, 2013 $
Current Assets	184	1,078
Current Liabilities	35,092	41,977
Working Capital (Deficit)	(34,908)	(40,899)

Cash Flows

	October 31, 2013 $	October 31, 2012 $
Cash Flows from (used in) Operating Activities	(21,730)	(37,815)
Cash Flows from (used in) Financing Activities	21,100	37,823
Cash Flows from (used in) Investing Activities	--	--
Net Increase (decrease) in Cash During Period	(630)	8

Results for the Quarter Ended October 31, 2013 Compared to the Quarter Ended October 31, 2012.

Operating Revenues

The Company’s revenues for the quarter ended October 31, 2013, and October 31, 2012, were $Nil and $Nil, respectively.

Net Loss from Operations

The Company’s net loss from operations for the quarter ended October 31, 2013, and October 31, 2012, was $(4,978) and $(5,471), respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended October 31, 2013, and October 31, 2012, were $4,978 and $5,471, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The decrease was primarily attributable to a decrease in administrative fees appropriate for normal operations.

Net Loss

Net loss for the quarter ended October 31, 2013, was $4,978 compared with a net loss of $5,471 for the quarter ended October 31, 2012.  The decrease in loss is due to a decrease in operating and administrative expenses.

Results for the Nine Months Ended October 31, 2013 Compared to the Nine Months Ended October 31, 2012.

Operating Revenues

The Company’s revenues for the nine months ended October 31, 2013, and October 31, 2012, were $Nil and $Nil, respectively.

Net Loss from Operations

The Company’s net loss from operations for the nine months ended October 31, 2013, and October 31, 2012, was $(16,008) and $(35,700), respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended October 31, 2013, and October 31, 2012, were $16,008 and $41,219, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The decrease was primarily attributable to a decrease in administrative fees appropriate for normal operations.

Net Loss

Net loss for the nine months ended October 31, 2013, was $16,008 compared with a net loss of $35,700 for the nine months ended October 31, 2012.  The decrease in loss is due to a decrease in operating expenses and administrative fees.

Results for the Period from January 8, 2010 (inception of development state) Through October 31, 2013.

Operating Revenues

The Company’s revenues for the period from January 8, 2010 (inception of development state) through October 31, 2013 were $Nil.

Net Loss from Operations

The Company’s net loss from operations for the period from January 8, 2010, (inception of exploration state) through October 31, 2013, was $122,236.

General and Administrative Expenses

General and administrative expenses for the period from January 8, 2010, (inception of exploration state) through October 31, 2013, were $122,236.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from January 8, 2010, (inception of exploration state) through October 31, 2013, was $116,907.

Liquidity and Capital Resources

As at October 31, 2013, the Company had a cash balance and asset total of $184 and $184 respectively, compared with $814 and $1,078 of cash and total assets, respectively, as at January 31, 2013. The decrease in cash was due to the payments of professional fees and the decrease in total assets was due to the decrease in cash.

As at October 31, 2013, the Company had total liabilities of $35,092 compared with $41,977 as at January 31, 2013. The decrease in total liabilities was attributed to the decrease in accounts payable.

The overall working deficit decreased from $40,899 deficit at January 31, 2013, to $34,908 at October 31, 2013, due to a decrease in accounts payable.

Cashflow from Operating Activities

During the nine months ended October 31, 2013, cash used in operating activities was $(21,730) compared to $(37,815) for the nine months ended October 31, 2012. The decrease in the amounts of cash used for operating activities was primarily due to an increase in accounts prepayments and a decrease in the net loss.

Cashflow from Investing Activities

During the nine months ended October 31, 2013, cash used in investing activities was $Nil compared to $Nil for the nine months ended October 31, 2012.

Cashflow from Financing Activities

During the nine months ended October 31, 2013, cash provided by financing activity was $21,100 compared to $37,823 for the nine months ended October 31, 2012.  The decrease in cash provided by financing activities is due to the Company’s receiving less in advances from officers, but was offset by private placements from investors during the quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended January 31, 2013, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended January 31, 2013 and filed on April 30, 2013. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On October 22, 2013, the Company closed a private placement of 200,000 common shares at $0.05 per share for a total offering price of $10,000. The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by one non-U.S. person, we did not issue any unregistered securities, other than as previously disclosed.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on March 8, 2010 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on March 8, 2010 as part of our Registration of Securities on Form S-1.
10.1	Private Placement Agreement by and between the Company ACR Holdings, Ltd., dated January 2, 2013	Filed with the SEC on January 4, 2013 as part of our Current Report on Form 8-K.
10.2	Private Placement Agreement, by and between the ACR Holdings, Ltd., dated February 11, 2013.	Filed with the SEC on February 12, 2013 as part of our Current Report on Form 8-K.
10.3	Private Placement Agreement, by and between the Company and ACR Holdings, Ltd., dated March 14, 2013	Filed with the SEC on March 18, 2013 as part of our Current Report on Form 8-K.
10.4	Form of Private Placement Agreement, by and between the Company and investor, dated October 22, 2013.	Filed with the SEC on October 22, 2013 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: November 27, 2013

/s/ Daniel Martinez

By: DANIEL MARTINEZ

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 27, 2013

/s/ Daniel Martinez

By: DANIEL MARTINEZ

Its: Director