Form 10-K
period 2014-01-31
Cindisue Mining Corp
filed 2014-04-22
CIK 1481339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-K

_______________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2014

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Cindisue Mining Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	000-54390	27-1662466
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

11255 Tierrasanta Blvd., Unit 78

San Diego, CA  92124

Telephone (855) 513-4440  Facsimile (904)369-5658

 (Address of Principal Executive Offices, Zip Code & Telephone Number)

Cindisue Mining Corp.

11255 Tierrasanta Blvd., Unit 78

San Diego, CA  92124

Telephone (858) 278-1166  Facsimile (904)369-5658

 (Name, Address and Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]    No [X]

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

Yes[   ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]    No [   ]

As of April 22, 2014, the registrant had 9,520,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

Documents incorporated by reference:  None

CINDISUE MINING CORP.

TABLE OF CONTENTS

Part I

        Page  No.

Item 1.

Business

5

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

9

Item 2.

Properties

9

Item 3.

Legal Proceedings

9

Item 4.

Mine Safety Disclosures

9

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

10

Item 6.

Selected Financial Data

12

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

12

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

15

Item 8.

Financial Statements and Supplementary Data

15

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

16

Item 9A.

Controls and Procedures

16

Item 9B.

Other Information

17

Part III

Item 10.

Directors and Executive Officers

18

Item 11.

Executive Compensation

21

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

22

Item 13.

Certain Relationships and Related Transactions

22

Item 14.

Principal Accounting Fees and Services

23

Part IV

Item 15.

Exhibits

24

Signatures

25

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “CDMC”, “CindiSue,” “we”, “us” and “our” are references to Cindisue Mining Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

We received our initial funding of $15,000 through the sale of common stock to Donovan L. Cooper, a former officer and director, who purchased 3,000,000 shares of our common stock at $0.005 per share on January 22, 2010.  Our financial statements from inception (January 8, 2010) through the year ended January 31, 2014 report a net loss of $124,850 and no revenues.  Our independent auditor has issued an audit opinion for Cindisue Mining Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

On March 8, 2011, we completed our offering pursuant to a Registration Statement on Form S-1, selling 2,500,000 shares of common stock to 27 individuals for cash in the amount of $0.01 per share, for total proceeds of $25,000.  On March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donovan L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the Rule.  On January 2, 2013, we issued a total of 300,000 shares of common stock to one private investor for cash in the amount of $15,000 or $0.05 per share.   On February 11, 2013 the Company issued a total of 200,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $10,000. On March 14, 2013, the Company issued a total of 40,000 common shares at $0.05 per share to one private investor for cash in the amount of $2,000. On October 22, 2013 the Company issued a total of 200,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $10,000. As of January 31, 2014 the Company had 9,240,000 shares of common stock issued and outstanding.

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

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 9,240,000 common shares issued and outstanding as of January 31, 2014.

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

Need for Government Approval for its Products or Services

We are not required to apply for or have any government approval for our exploration activities other than those noted under “Compliance with Government Regulation”.

Research and Development Costs during the Last Two Years

We have not expended funds for research and development costs since inception.

Employees and Employment Agreements

At January 31, 2014, our only employee was Daniel Martinez, who currently devotes 4-5 hours per week to company matters.  He has agreed to devote as much time as the board of directors determines is necessary to manage the affairs of the company.  There are no formal employment agreements between the company and our current employee.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks actually occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise additional financing. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $124,850 for the period from our inception to January 31, 2014, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations. These factors raise substantial doubt that we will be able to continue as a going concern. PLS CPA, A Professional Corp., our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Cindisue Mining Corp. is appropriate.

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

Daniel Martinez, our executive officer and director, owns 65% of our common stock. He will have a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect your ability to ever resell your shares. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

The trading in our shares is regulated by the Securities and Exchange Commission Rule 15G-9 which established the definition of a “Penny Stock.”

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

Daniel Martinez, our officer and director of the company, beneficially owns 65% of the outstanding shares.  If he chooses to sell his shares in the future, it might have an adverse effect on the price of our stock.

Due to the amount of Mr. Martinez’s share ownership in our company, if he chooses to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock.

Because of the unique difficulties and uncertainties inherent in the mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of mineral properties.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The search for valuable minerals also involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  At the present time, we have no coverage to insure against these hazards.  The payment of such liabilities may have a material adverse effect on our financial position.  In addition, there is no assurance that the expenditures to be made by us in the exploration of the mineral claims will result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell share of common stock at any reasonable price, if at all.

Future sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could put downward selling pressure on our common stock and adversely affect its market price.

We do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business. Because the Company does not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

Because we expect to incur losses in the future, failure to generate revenues will cause us to go out of business and your entire investment could be lost.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Our operating results may prove unpredictable, which could result in the complete loss of your investment.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our ability to generate enough working capital from future equity sales; the level of commercial acceptance by the public of our services; fluctuations in the demand for secure online storage; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, infrastructure and general economic conditions.

If realized, any of these factors could have a material adverse effect on our business, financial condition and operating results, which could result in the complete loss of your investment.

Item 1B.  Unresolved Staff Comments

None.

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

Item 4.  Mine Safety Disclosures

None.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is currently listed on the OTCBB under the symbol “CDMC”. As of January 31, 2014, the Company has not begun trading on the OTCBB.

The stock transfer agent for our securities is Signature Stock Transfer, 2632 Coachlight Court, Plano, TX.

Record Holders

As of April 22, 2014, there were 9,520,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding and were owned by approximately 28 holders of record, based on information provided by our transfer agent.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

- a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

- a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
- a toll-free telephone number for inquiries on disciplinary actions;
- definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
- such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

- the bid and offer quotations for the penny stock;
- the compensation of the broker-dealer and its salesperson in the transaction;
- the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
- monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”).

Equity Compensation Plans

We do not have any equity compensation plans in place, whether approved by the shareholders or not.

Warrants, Options and Convertible Securities

We do not have any outstanding warrants, options or convertible securities.

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

On October 22, 2013 the Company issued a total of 200,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $10,000.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2014.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	January 31, 2014 $	January 31, 2013 $
Cash	155	814
Current Assets	155	1,078
Current Liabilities	43,005	41,977
Working Capital (Deficit)	(42,850)	(40,899)

Cash Flows

	January 31, 2014 $	For the Period from January 8, 2010 (date of inception) to January 31, 2014 $
Cash Flows from (used in) Operating Activities	(21,759)	(117,089)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	21,100	117,244
Net Increase (decrease) in Cash During Period	(659)	155

Results of Operations

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $124,850 in expenses through January 31, 2014.  For the years ended January 31, 2014 and 2013 we incurred $23,951 and $51,265, respectively, in general and administrative expenses and professional fees.

Results for the Year Ended January 31, 2014 Compared to the Year Ended January 31, 2013

Revenues:

The Company’s revenues were $nil for the year ended January 31, 2014 compared to $nil in 2013.

Cost of Revenues:

The Company’s cost of revenue was $nil for the year ended January 31, 2014, compared to $nil in 2013.

General and Administrative Expenses:

General and administrative expenses for the year ended January 31, 2014, and January 31, 2013, were $23,951 and $56,813, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The decrease was primarily attributable to a decrease in management fees for normal operations.

Net Loss:

Net loss for the year ended January 31, 2014, was $(23,951) compared with a net loss of $(51,265) for the year ended January 31, 2013.  The decreased net loss is due to a decrease in administrative expenses and professional fees due to the limited activity of the company.

Results for the Period from January 8, 2010 (Inception of Exploration Stage) through January 31, 2014.

Revenues:

The Company’s revenues were $nil for the year ended January 31, 2014, compare to $nil for the period from inception to January 31, 2014.

Cost of Revenues

The Company’s cost of revenue was $nil for the year ended January 31, 2014, compared to $nil for the period from inception to January 31, 2014.

General and Administrative Expenses:

General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company. For the year ended January 31, 2014, general and administrative expenses was $23,951 compared to $130,179 for the period from inception to January 31, 2014.

Net Loss.

Net loss for the period January 8, 2010 (Inception of Exploration Stage) through January 31, 2014, was $(124,850). The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of January 31, 2014, total current assets were $155, which consisted entirely of cash.

As of January 31, 2014, total current liabilities were $43,005, which consisted primarily of accounts payable and advances from officers. We had negative net working capital of $(42,850) as of January 31, 2014.

During the period from January 8, 2010 (Inception of Exploration Stage) through January 31, 2014, operating activities used cash of $(117,089). The cash used by operating activities is related to general and administrative expenses, and exploration activity.

Intangible Assets

The Company’s intangible assets were $nil as of January 31, 2014.

Material Commitments

The Company’s material commitments were $nil as of January 31, 2014.

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

Item 8.  Financial Statements and Supplemental Data

Cindisue Mining Corp.

(An Exploration Stage Company)

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Cindisue Mining Corp.

We have audited the accompanying balance sheets of Cindisue Mining Corp. (An Exploration Stage “Company”) as of January 31, 2014 and 2013 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended January 31, 2014 and 2013, and for the period from January 8, 2010 (inception) to January 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cindisue Mining Corp. as of January 31, 2014 and 2013, and the result of operations and cash flows for the years then ended and for the period from January 8, 2010 (inception) to January 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

April 22, 2014

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Cindisue Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	As of	As of
	January 31,	January 31,
	2014	2013

Current Assets
Cash	$155	$814
Prepayments	-	264
Total Current Assets	155	1,078
TOTAL ASSETS	$155	$1,078

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$8,061	$6,133
Advances from officers	34,944	35,844
Notes payable	-	0
Total Current Liabilities	43,005	41,977

Long-Term Liabilities
Accrued interest payable	-	-
Notes payable	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	43,005	41,977

Stockholders' Equity (Deficit)
Common stock, ($0.0001 par value, 100,000,000 shares
authorized; 9,240,000 and 8,8000,000 shares issued and outstanding
as of January 31, 2014 and January 31, 2013 respectively	924	880
Additional paid-in capital	81,076	59,120
Deficit accumulated during exploration stage	(124,850)	(100,899)
Total Stockholders' Equity (Deficit)	(42,850)	(40,899)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$155	$1,078

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp.
(An Exploration Stage Company)
Statements of Operations

			January 8, 2010
	Year	Year	(inception)
	Ended	Ended	Through
	January 31,	January 31,	January 31,
	2014	2013	2014

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

General & Administrative Expenses
Administrative expenses	8,151	17,166	44,032
Professional fees	15,800	39,647	72,647
Exploration costs	-	-	13,500

Total General & Administrative Expenses	23,951	56,813	130,179

Loss from Operation	(23,951)	(56,813)	(130,179)

Other Income (Expense)
Interest (expense)	-	(101)	(320)
Other comprehensive income/(loss)	-	29	29
Debt Forgiveness	-	5,620	5,620

Total Other Income (Expense)	-	5,548	5,329

Net Income (Loss)	$(23,951)	$(51,265)	$(124,850)

Basic earnings per share	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	9,048,712	8,523,770

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp.
(An Exploration Stage Company)
Statement of changes in Shareholders' Equity (Deficit)

			Additional	Deficit during
	Common Stock		Paid-in	exploration
	Shares	Amount	Capital	stage	Total

Balance, January 8, 2010 ( Inception)	-	$ -	$ -	$ -	$ -
Common stock issued, January 22, 2010 at $.005 per share	3,000,000	300	14,700	-	15,000
Loss for the period beginning January 8, 2010 (inception) to January 31, 2010				(7,599)	(7,599)
Balance, January 31, 2010	3,000,000	$ 300	$ 14,700	$ (7,599)	$ 7,401

Net Loss, year ended January 31, 2011				(15,490)	(15,490)
Balance, January 31, 2011	3,000,000	$ 300	$ 14,700	$ (23,089)	$ (8,089)

Common stock issued, March 8, 2011 at $.01 per share	2,500,000	250	24,750	-	25,000
Common stock issued to director for services March 12, 2011	3,000,000	300	4,700		5,000
Net Loss, year ended January 31, 2012				(26,545)	(26,545)
Balance, January 31, 2012	8,500,000	$ 850	$ 44,150	$ (49,634)	$ (4,634)

Common stock issued, January 2, 2013 at $.05 per share	300,000	30	14,970		15,000
Net Loss, year ended January 31, 2013				(51,265)	(51,265)
Balance, January 31, 2013	$ 8,800,000	$ 880	$ 59,120	$ (100,899)	$ (40,899)

Common stock issued, February 11, 2013 at $.05 per share	200,000	20	9,980		10,000
Common stock issued, March 14, 2013 at $.05 per share	40,000	4	1,996		2,000
Common stock issued, October 22, 2013 at $.05 per share	200,000	20	9,980		10,000
Net Loss, year ended January 31, 2014				(23,951)	(23,951)

Balance, January 31, 2014	$ 9,240,000	$ 924	$ 81,076	$ (124,849)	$ (42,850)

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows

			January 8, 2010
	Year	Year	(inception)
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(23,951)	$(51,265)	$(124,850)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock issued for service	-	-	5,000
Debt Forgiveness	-	(5,620)	(5,620)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expense	264	(264)	-
Increase in accounts payable	1,928	5,938	8,061
Increase in accrued interest	-	101	320
Net cash provided by (used in) operating activities	(21,759)	(51,110)	(117,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance (payment) from officers	(900)	35,844	34,944
Proceed from notes payable		1,000	6,500
Payment to notes payable	-	-	(1,200)
Issuance of common stock	22,000	15,000	77,000
Net cash provided by (used in) financing activities	21,100	51,844	117,244

Net increase (decrease) in cash	(659)	734	155
Cash at beginning of year	814	80	-

Cash at end of year	$155	$814	$155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

Change in control of business

On September 14, 2012, Daniel Martinez, our director, purchased 6,000,000 shares of our common stock from Donovan Cooper, in a private transaction for an aggregate total of $10,000. The funds used for this share purchase were Mr. Martinez’s personal funds.  This transaction resulted in Mr. Martinez taking control of 65% of our currently issued and outstanding shares.

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and advance from officer approximate their market values as of January 31, 2014 and January 31, 2013.

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

Share Based Expenses

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

	January 31	January 31
	2014	2013
Net operating loss
carryforward	$ 42,449	$ 34,306
Valuation allowance	(42,449)	(34,306)

Net deferred income tax asset	-	-

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – CONTINUED

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $124,850 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

Daniel Martinez, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 – RELATED PARTY TRANSACTIONS – CONTINUED

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

Daniel Martinez, advanced funds to the company to pay costs incurred by it. These funds are interest free. The balance due to the director was $34,944 on January 31, 2014.

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

Accrued interest payable as of January 31, 2014 was $0.

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

NOTE 9 – STOCK TRANSACTIONS – CONTINUED

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

On October 22, 2013 the Company issued a total of 200,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $10,000.

As of January 31, 2014 and January 31, 2013, the Company had 9,420,000 and 8,800,000 shares of common stock issued and outstanding respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2014:

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that the following were certain reportable subsequent events to be disclosed as follows:

On February 11, 2014, the Company issued a total of 280,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $14,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we only have one individual serving as our officer, director and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive who also serves as our Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of January 31, 2014, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer, who also serves as our Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

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

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending January 31, 2014,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

Part III

Item 10.  Director and Executive Officer

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director and executive officer:

Name and Address of Executive Officer and/or Director	Age	Position
Daniel Martinez 11255 Tierrasanta Blvd.Unit 78 San Diego, CA 92124	30	President, Secretary, Treasurer and Director

The Board of Directors has no nominating, audit or compensation committee at this time.

Background and Business Experience

Daniel Martinez: Mr. Martinez has extensive business experience; primarily in management and accounting.  Mr. Martinez will be managing consultants who are experts in the business of the Company and therefore his management experience is foremost.  Mr. Martinez has worked for Ready Clerk Ltd., a financial services company based in London, UK from April 2010 to March 2012. He specialized in preparing, reviewing and evaluating financial statements, notes and related disclosures for U.S. based SEC reporting clients. Prior to this, Mr. Martinez was a tax consultant with EDF Tax LLP, a specialist tax boutique based in Nottingham, UK, from December 2008 to April 2010. During his time there he assisted successful businesses and entrepreneurs in maximizing their tax efficiency by providing a personalized approach and tailored solutions, focused entirely upon the client’s needs.  From October 2006 to December 2008 Mr. Martinez was an assistant consultant with PricewaterhouseCoopers LLP, UK, where he specialized in providing tax and accounting solutions to small cap companies, entrepreneurs and private clients.  He was also part of a business development team where he was able to use his business and personal networks to develop new clients.

Mr. Martinez has been a member of the Institute of Chartered Accountant in England and Wales since 2010 and an associate of the institute since 2006. Prior to that he obtained an MA (Merit) in Corporate Strategy and Governance and a Bsc Hons (First Class) in Operations Management from the University of Nottingham, UK in 2006 and 2005 respectively. Mr Martinez is currently studying to become a member of the Chartered Institute of Taxation and in 2011 he completed the SEC Institutes ‘SEC Reporting Skills and IPO: Your Guide to Going Public’ courses in Boston, MA.

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

Identification of Significant Employees

We have no significant employees other than our officer and director, Mr. Daniel Martinez.  Mr. Martinez currently devotes approximately 4-5 hours per week to company matters.  Mr. Martinez intends to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended January 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended January 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended January 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compen-sation	Total
Daniel Martinez (1), President, CEO, CFO and Director	2014	$1,000	Nil	Nil	Nil	Nil	Nil	Nil	$1,000
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)  The Company’s officer and director currently devote approximately 4-5 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Cindisue Mining Corp., and the research and development associated with expanding the Company to new markets. Mr. Martinez is the President, Secretary, Treasurer, and Director of the Company.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End:  Include the following language and chart:

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended January 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Daniel Martinez	-	-	-	-	-	-	-	-	-

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2014 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(2)
Daniel Martinez, Director 11255 Tierrasanta Blvd., Unit 78 San Diego, CA 92124	Common Stock	6,000,000 Direct	65%
Officer and/or director as a Group		6,000,000	65%
Holders of More than 5% of Our Common Stock

1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

2)

Based on 9,240,000 issued and outstanding shares of common stock as of January 31, 2014.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's

Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14.  Principal Accounting Fees and Services

	Year Ended January 31, 2014	Year Ended January 31, 2013
Audit fees	$10,000	$9,300
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$10,000	$9,300

Audit Fees

During the fiscal years ended January 31, 2014, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended January 31, 2014.

During the fiscal year ended January 31, 2013, we incurred approximately $9,300 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended January 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended January 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended January 31, 2014 and 2013,for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended January 31, 2014, for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

Part IV

Item 15.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Certificate of Incorporation	Filed with the SEC on March 8, 2010 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on March 8, 2010 as part of our Registration of Securities on Form S-1.
10.1	Stock Purchase Agreement by and between the Mr. Cooper and Mr. Martinez, dated September 14, 2012.	Filed with the SEC on September 21, 2012 as part of our Current Report on Form 8-K.
10.2	Form of Private Placement Agreement by and between the Company and ACR Holdings Ltd., dated January 2, 2013.	Filed with the SEC on January 4, 2013, on our Current Report on Form 8-K.
10.3	Form of Private Placement Agreement by and between the Company and ACR Holdings Ltd., dated February 11, 2013.	Filed with the SEC on February 12, 2013, on our Current Report on Form 8-K.
10.4	Form of Private Placement Agreement by and between the Company and ACR Holdings Ltd., dated January 2, 2013.	Filed with the SEC on March 14, 2013, on our Current Report on Form 8-K.
10.5	Form of Private Placement Agreement, dated October 22, 2013.	Filed with the SEC on October 22, 2013, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 22, 2014

Cindisue Mining Corp.

/s/ Daniel Martinez

By: Daniel Martinez

Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

April 22, 2014

/s/ Daniel Martinez

By: Daniel Martinez

Its: Director

25