Form 10-Q
period 2014-04-30
Cindisue Mining Corp
filed 2014-06-23
CIK 1481339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended: April 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from: ______ to _______

Commission File Number: 000-54390

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

As of June 23, 2014, there were 9,520,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

April 30, 2014 (unaudited)

Financial Statement Index

Balance Sheets (unaudited) 4 Statements of Operations (unaudited) 5 Statements of Cash Flows (unaudited) 6 Notes to Financial Statements (unaudited) 7

Cindisue Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	As of	As of
	April 30,	January 31,
	2014	2014
Current Assets
Cash	$135	$155
Prepayments	-	-
Stock Receivable	14,000	-

Total Current Assets	14,135	155

TOTAL ASSETS	$14,135	$155

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$8,891	$8,061
Advances from officers	34,944	34,944
Notes payable	-	0

Total Current Liabilities	43,835	43,005

Long-Term Liabilities
Accrued interest payable	-	-
Notes payable	-	-

Total Long-Term Liabilities	-	-

Total Liabilities	43,835	43,005

Stockholders' Equity (Deficit)
Common stock, ($0.0001 par value, 100,000,000 shares
authorized; 9,520,000 and 9,240,000 shares issued and outstanding
as of April 30, 2014 and January 31, 2014 respectively	952	924
Additional paid-in capital	95,048	81,076
Deficit accumulated during exploration stage	(125,700)	(124,850)

Total Stockholders' Equity (Deficit)	(29,700)	(42,850)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$14,135	$155

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp.
(An Exploration Stage Company)
Statements of Operations

			January 8, 2010
	Three Months	Three Months	(inception)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2014	2013	2014

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

General & Administrative Expenses
Administrative expenses	250	2,526	44,282
Professional fees	600	4,000	73,247
Exploration costs	-	-	13,500

Total General & Administrative Expenses	850	6,526	131,029

Loss from Operation	(850)	(6,526)	(131,029)

Other Income (Expense)
Interest (expense)	-	-	(320)
Other comprehensive income/(loss)	-	-	29
Debt Forgiveness	-	-	5,620

Total Other Income (Expense)	-	-	5,329

Net Income (Loss)	$(850)	$(6,526)	$(125,700)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,501,124	8,996,404

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows

	Three Months	Three Months	January 8, 2010
	Ended	Ended	(inception)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(850)	$(6,526)	$(125,700)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock issued for service	-	-	5,000
Debt Forgiveness	-	-	(5,620)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expense	-	-	-
Increase in accounts payable	830	264	8,891
Increase in accrued interest	-	(5,379)	320
Increase in stock receivable	(14,000)		(14,000)
Net cash provided by (used in) operating activities	(14,020)	(11,641)	(131,109)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advance (payment) from officers	-	-	34,944
Proceed from notes payable		-	6,500
Payment to notes payable	-	-	(1,200)
Issuance of common stock	14,000	12,000	91,000

Net cash provided by (used in) financing activities	14,000	12,000	131,244

Net increase (decrease) in cash	(20)	359	135

Cash at beginning of year	155	814	-

Cash at end of year	$135	$1,173	$135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CINDISUE MINING CORP.

(AN EXPLORATION STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2014

________________________________________________________________________________________

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, loan from officer and note payable approximate their market values as of January 31, 2014 and January 31, 2013.

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

	April 30	January 31
	2014	2014
Net operating loss
carryforward	$ 42,738	$ 42,425
Valuation allowance	(42,738)	(42,425)

Net deferred income tax asset	-	-

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $125,700 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As of April 30, 2014 and January 31, 2014, the Company had 9,520,000 and 9,240,000 shares of common stock issued and outstanding respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2014:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 9,520,000 shares issued and outstanding.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that the following were no reportable subsequent events to be disclosed.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2014 $	January 31, 2014 $
Cash	135	155
Current Assets	135	155
Current Liabilities	43,835	43,005
Working Capital (Deficit)	(43,700)	(42,850)

Cash Flows

	April 30, 2014 $	For the Period from January 8, 2010 (date of inception) to January 31, 2014 $
Cash Flows from (used in) Operating Activities	(14,020)	(11,641)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	14,000	12,000
Net Increase (decrease) in Cash During Period	(20)	359

Results for the Three Months Ended April 30, 2014 Compared to the Three Months Ended April 30, 2013.

Operating Revenues

The Company’s revenues for the three months ended April 30, 2014, and April 30, 2013, were $Nil and $Nil, respectively.

Expenses

The Company’s cost of revenues for the three months ended April 30, 2014, and April 30, 2013, were $Nil and $Nil respectively.

Net Loss from Operations

The Company’s net loss from operations for the three months ended April 30, 2014, and April 30, 2013, was $(850) and $(6,526), respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2014, and April 30, 2013, were $850 and $6,526, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, and professional fees.  The decrease was primarily attributable to a decrease in administrative fees appropriate for normal operations.

Net Loss

Net loss for the three months ended April 30, 2014, was $850 compared with a net loss of $6,526 for the three months ended April 30, 2013.  The decreased loss is due to reduced reporting expenses.

Results for the Period from January 8, 2010 (inception of exploration stage) Through April 30, 2014.

Operating Revenues

The Company’s revenues for the period from January 8, 2010 (inception of exploration stage) through April 30, 2014 were $Nil.

Expenses

The Company’s cost of revenues for the period from April 11, 2011, (inception of exploration stage) through April 30, 2014, were $Nil.

Net Loss from Operations

The Company’s net loss from operations for the period from April 11, 2011, (inception of exploration stage) through April 30, 2014, was $131,029.

General and Administrative Expenses

General and administrative expenses for the period from April 11, 2011, (inception of exploration stage) through April 30, 2014, were $131,029.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from April 11, 2011, (inception of exploration stage) through April 30, 2014, was $125,700.

Liquidity and Capital Resources

As at April 30, 2014, the Company had a cash balance and asset total of $135 and $14,135 respectively, compared with $155 cash which made up total assets, respectively, as at January 31, 2014. The decrease in cash was due to general and administrative expenses, and the increase in total assets was due to a common stock issuance receivable.

As at April 30, 2014, the Company had total liabilities of $43,835 compared with $43,005 as at January 31, 2014. The increase in total liabilities was attributed to the increase in accounts payable.

The overall working capital deficit increased from $42,850 deficit at January 31, 2014, to $43,700 deficit at April 30, 2014.

Cashflow from Operating Activities

During the three months ended April 30, 2014, cash used in operating activities was $(850) compared to $(6,526) for the three months ended April 30, 2013. The decrease in the amounts of cash used for operating activities was primarily due to an increase in accounts prepayments and a decrease in the net loss.

Cashflow from Investing Activities

During the three months ended April 30, 2014, cash used in investing activities was $Nil compared to $Nil for the three months ended April 30, 2013.

Cashflow from Financing Activities

During the three months ended April 30, 2014, cash provided by financing activity was $14,000 compared to $12,000 for the three months ended April 30, 2013.  The increase in cash provided by financing activities is due to a higher private placement from investors during the quarter.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 21, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On February 6, 2014, the Company issued a total of Two Hundred and Eighty Thousand (280,000) shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $14,000.

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

Dated: June 23, 2014

/s/ Daniel Martinez

DANIEL MARTINEZ

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 23, 2014

/s/ Daniel Martinez

By: DANIEL MARTINEZ

Its: Director