Form 10-Q/A
period 2014-04-30
Cindisue Mining Corp
filed 2014-07-09
CIK 1481339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q/A

Amendment #2

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

As of July 9, 2014, there were 9,520,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

Cindisue Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows

	Three Months	Three Months	January 8, 2010
	Ended	Ended	(inception)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(850)	$(6,526)	$(125,700)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock issued for service	-	-	5,000
Debt Forgiveness	-	-	(5,620)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expense	-	-	-
Increase in accounts payable	830	264	8,891
Increase in accrued interest	-	(5,379)	320

Net cash provided by (used in) operating activities	(20)	(11,641)	(117,109)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advance (payment) from officers	-	-	34,944
Proceed from notes payable		-	6,500
Payment to notes payable	-	-	(1,200)
Issuance of common stock	-	12,000	77,000

Net cash provided by (used in) financing activities	-	12,000	117,244

Net increase (decrease) in cash	(20)	359	135

Cash at beginning of year	155	814	-

Cash at end of year	$135	$1,173	$135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Significant non-cash and investing activities:
Increase Stock receivable due to stock issuance	$14,000	$-	$14,000

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

Daniel Martinez, advanced funds to the company to pay costs incurred by it. These funds are interest free. The balance due to the director was $34,944 on April 30, 2014.

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

On February 11, 2014, the Company issued a total of 280,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $14,000. The total of $14,000 was received on June 24, 2014.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2014 $	January 31, 2014 $
Cash	14,135	155
Current Assets	14,135	155
Current Liabilities	43,835	43,005
Working Capital (Deficit)	(29,700)	(42,850)

Cash Flows

	April 30, 2014 $	For the Period from January 8, 2010 (date of inception) to January 31, 2014 $
Cash Flows from (used in) Operating Activities	(20)	(11,641)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	12,000
Net Increase (decrease) in Cash During Period	(20)	359

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

The overall working capital deficit increased from $42,850 deficit at January 31, 2014, to $29,700 deficit at April 30, 2014.

Cashflow from Operating Activities

During the three months ended April 30, 2014, cash used in operating activities was $(20) compared to $(11,641) for the three months ended April 30, 2013. The decrease in the amounts of cash used for operating activities was primarily due to an increase in accounts prepayments and a decrease in the net loss.

Cashflow from Investing Activities

During the three months ended April 30, 2014, cash used in investing activities was $Nil compared to $Nil for the three months ended April 30, 2013.

Cashflow from Financing Activities

During the three months ended April 30, 2014, cash provided by financing activity was $nil compared to $12,000 for the three months ended April 30, 2013.  The decrease in cash was a result of not securing financing activities compared to the private placement from investors during the same  quarter in 2013.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 21, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Dated: July 9, 2014

/s/ Daniel Martinez

DANIEL MARTINEZ

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 9, 2014

/s/ Daniel Martinez

By: DANIEL MARTINEZ

Its: Director