Form 10-Q
period 2014-10-31
Cindisue Mining Corp
filed 2014-12-10
CIK 1481339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended: October 31, 2014

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

As of December 10, 2014, there were 9,920,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

October 31, 2014 (unaudited)

Financial Statement Index

Balance Sheets (unaudited) 4 Statements of Operations (unaudited) 5 Statements of Cash Flows (unaudited) 6 Notes to Financial Statements (unaudited) 7

Cindisue Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	As of	As of
	October 31,	January 31,
	2014	2014
	(Unaudited)	(Audited)
Current Assets
Cash	$571	$155

Total Current Assets	571	155

TOTAL ASSETS	$571	$155

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$7,286	$8,061
Advances from officers	32,944	34,944
Notes payable	-	0

Total Current Liabilities	40,230	43,005
Total Liabilities	40,230	43,005
Stockholders' Equity (Deficit)

Common stock, ($0.0001 par value, 100,000,000 shares
authorized; 9,520,000 and 9,240,000 shares issued and outstanding
as of October 31, 2014 and January 31, 2014 respectively	952	924
Additional paid-in capital	95,048	81,076
Deficit accumulated during exploration stage	(135,659)	(124,850)

Total Stockholders' Equity (Deficit)	(39,659)	(42,850)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$571	$155

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					January 8, 2010
	Three Months	Three Months	Nine Months	Nine Months	(inception)
	Ended	Ended	Ended	Ended	through
	October 31,	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013	2014

Revenues

Revenues	$-	-	$-	-	$-

Total Revenues	-	-	-	-	-

General & Administrative Expenses
Administrative expenses	4,030	2,228	6,209	6,508	50,241
Professional fees	2,000	2,750	4,600	9,500	77,247
Exploration costs	-	-	-	-	13,500

Total General & Administrative Expenses	6,030	4,978	10,809	16,008	140,988

Loss from Operation	(6,030)	(4,978)	(10,809)	(16,008)	(140,988)

Other Income (Expense)
Interest (expense)	-	-	-	-	(320)
Other comprehensive income/(loss)	-	-	-	-	29
Debt Forgiveness	-	-	-	-	5,620

Total Other Income (Expense)	-	-	-	-	5,329

Net Income (Loss)	$(6,030)	(4,978)	$(10,809)	(16,008)	$(135,659)

Basic earnings per share	$(0.00)	(0.00)	$(0.00)	(0.00)

Weighted average number of
common shares outstanding	9,520,000	9,235,652	9,513,846	9,032,381

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			January 8, 2010
	Nine Months	Nine Months	(inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(10,809)	$(16,008)	$(135,659)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock issued for service	-	-	5,000
Debt Forgiveness	-	-	(5,620)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expense	-	-	-
Increase in accounts payable	(775)	264	7,286
Increase in accrued interest	-	(5,986)	320

Net cash provided by (used in) operating activities	(11,584)	(21,730)	(128,673)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advance (payment) from officers	(2,000)	-	32,944
Proceed from notes payable		-	6,500
Payment to notes payable	-	(900)	(1,200)
Issuance of common stock	14,000	22,000	91,000

Net cash provided by (used in) financing activities	12,000	21,100	129,244

Net increase (decrease) in cash	416	(630)	571

Cash at beginning of year	155	814	-

Cash at end of year	$571	$184	$571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CINDISUE MINING CORP.

(AN EXPLORATION STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

October 31, 2014

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, loan from officer and note payable approximate their market values as of October 31, 2014 and January 31, 2014.

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

	October 31	January 31
	2014	2014
Net operating loss
carryforward	$ 46,124	$ 42,425
Valuation allowance	(46,124)	(42,425)

Net deferred income tax asset	-	-

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $135,659 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Daniel Martinez, advanced funds to the company to pay costs incurred by it. These funds are interest free. The balance due to the director was $32,944 on October 31, 2014.

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

As of October 31, 2014 and January 31, 2014, the Company had 9,520,000 and 9,240,000 shares of common stock issued and outstanding respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of October 31, 2014:

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  Except the following disclosure, the management of the Company determined that there were no reportable subsequent events to be disclosed.

On November 26, 2014, the Company issued a total of 400,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $20,000.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2014 $	January 31, 2014 $
Cash	571	155
Current Assets	571	155
Current Liabilities	40,230	43,005
Working Capital (Deficit)	(39,659)	(42,850)

Cash Flows

	October 31, 2014 $	For the Period from January 8, 2010 (date of inception) to October 31, 2014 $
Cash Flows from (used in) Operating Activities	(11,584)	(128,673)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	12,000	129,244
Net Increase (decrease) in Cash During Period	416	571

Results for the Quarter Ended October 31, 2014 Compared to the Quarter Ended October 31, 2013.

Operating Revenues

The Company’s revenues for the quarter ended October 31, 2014, and October 31, 2013, were $Nil and $Nil, respectively.

Net Loss from Operations

The Company’s net loss from operations for the quarter ended October 31, 2014, and October 31, 2013, was $(6,030) and $(4,978), respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended October 31, 2014, and October 31, 2013, were $6,030 and $4,978, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, and professional fees.  The increase was primarily attributable to an increase in administrative fees appropriate for normal operations.

Net Loss

Net loss for the quarter ended October 31, 2014, was $6,030 compared with a net loss of $4,978 for the quarter ended October 31, 2013.  The increase in loss is due to an increase in operating and administrative expenses.

Results for the Nine Months Ended October 31, 2014 Compared to the Nine Months Ended October 31, 2013.

Operating Revenues

The Company’s revenues for the nine months ended October 31, 2014, and October 31, 2013, were $Nil and $Nil, respectively.

Net Loss from Operations

The Company’s net loss from operations for the nine months ended October 31, 2014, and October 31, 2013, was $(10,809) and $(16,008), respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended October 31, 2014, and October 31, 2013, were $10,809 and $16,008, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, and professional fees.  The decrease was primarily attributable to a decrease in administrative fees appropriate for normal operations.

Net Loss

Net loss for the nine months ended October 31, 2014, was $10,809 compared with a net loss of $16,008 for the nine months ended October 31, 2013.  The decrease in loss is due to a decrease in professional fees.

Results for the Period from January 8, 2010 (inception of development state) Through October 31, 2014.

Operating Revenues

The Company’s revenues for the period from January 8, 2010 (inception of development state) through October 31, 2014 were $Nil.

Net Loss from Operations

The Company’s net loss from operations for the period from January 8, 2010, (inception of exploration state) through October 31, 2014, was $135,659.

General and Administrative Expenses

General and administrative expenses for the period from January 8, 2010, (inception of exploration state) through October 31, 2014, were $140,988.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from January 8, 2010, (inception of exploration state) through October 31, 2014, was $135,659.

Liquidity and Capital Resources

As at October 31, 2014, the Company had a cash balance and asset total of $571 and $571 respectively, compared with $155 and $155 of cash and total assets, respectively, as at January 31, 2014. The increase in cash was due to the receipt of funds from a private placement.

As at October 31, 2014, the Company had total liabilities of $40,230 compared with $43,005 as at January 31, 2014. The decrease in total liabilities was attributed to the decrease in accounts payable and advances from officers.

The overall working deficit decreased from $42,850 deficit at January 31, 2014, to $39,659 at October 31, 2014, due to a decrease in accounts payable.

Cashflow from Operating Activities

During the nine months ended October 31, 2014, cash used in operating activities was $(11,584) compared to $(21,730) for the nine months ended October 31, 2013. The decrease in the amounts of cash used for operating activities was primarily due to a decrease in accrued interest and a decrease in the net loss.

Cashflow from Investing Activities

During the nine months ended October 31, 2014, cash used in investing activities was $Nil compared to $Nil for the nine months ended October 31, 2013.

Cashflow from Financing Activities

During the nine months ended October 31, 2014, cash provided by financing activity was $12,000 compared to $21,100 for the nine months ended October 31, 2013.  The increase in cash provided by financing activities is due to the Company’s receiving a private placements from investors during the period.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 21, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

2. Subsequent Issuances:

On November 26, 2014, the Company issued a total of 400,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $20,000.

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

Dated: December 10, 2014

/s/ Daniel Martinez

DANIEL MARTINEZ

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 10, 2014

/s/ Daniel Martinez

By: DANIEL MARTINEZ

Its: Director