Form 10-K
period 2015-01-31
Cindisue Mining Corp
filed 2015-03-31
CIK 1481339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-K

_______________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes [   ]    No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]    No [   ]

As of March 31, 2015, the registrant had 9,920,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

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

We received our initial funding of $15,000 through the sale of common stock to Donovan L. Cooper, a former officer and director, who purchased 3,000,000 shares of our common stock at $0.005 per share on January 22, 2010.  Our financial statements from inception (January 8, 2010) through the year ended January 31, 2015 report a net loss of $124,850 and no revenues.  Our independent auditor has issued an audit opinion for Cindisue Mining Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

On March 8, 2011, we completed our offering pursuant to a Registration Statement on Form S-1, selling 2,500,000 shares of common stock to 27 individuals for cash in the amount of $0.01 per share, for total proceeds of $25,000.  On March 12, 2011 3,000,000 shares of common stock were issued to the director, Mr. Donovan L. Cooper, in exchange for services from inception through January 31, 2011. The shares are valued at $5,000. The shares are issued under Rule 144 and are restricted securities within the meaning of the Rule.  On January 2, 2013, we issued a total of 300,000 shares of common stock to one private investor for cash in the amount of $15,000 or $0.05 per share.   On February 11, 2013 the Company issued a total of 200,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $10,000. On March 14, 2013, the Company issued a total of 40,000 common shares at $0.05 per share to one private investor for cash in the amount of $2,000. On October 22, 2013 the Company issued a total of 200,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $10,000. On February 11, 2014, the Company issued a total of 280,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $14,000. On November 26, 2014, the Company issued a total of 400,000 shares of common stock to one private investor for cash in the amount of $0.05 per share for a total of $20,000. As of January 31, 2015 the Company had 9,920,000 shares of common stock issued and outstanding.

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

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 9,920,000 common shares issued and outstanding as of January 31, 2015.

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

Employees and Employment Agreements

At January 31, 2015, our only employee was Daniel Martinez, who currently devotes 4-5 hours per week to company matters.  He has agreed to devote as much time as the board of directors determines is necessary to manage the affairs of the company.  There are no formal employment agreements between the company and our current employee.

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

We have accrued net losses of $24,580 for the year ended January 31, 2015, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations. These factors raise substantial doubt that we will be able to continue as a going concern. PLS CPA, A Professional Corp., our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Cindisue Mining Corp. is appropriate.

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

Item 4.  Mine Safety Disclosures

None.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is currently listed on the OTCBB under the symbol “CDMC”. As of January 31, 2015, the Company has not begun trading on the OTCBB.

The stock transfer agent for our securities is Signature Stock Transfer, 2632 Coachlight Court, Plano, TX.

Record Holders

As of March 31, 2015, there were 9,920,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding and were owned by approximately 27 holders of record, based on information provided by our transfer agent.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2015.

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

Working Capital

	January 31, 2015 $	January 31, 2014 $
Cash	-	155
Current Assets	339	155
Current Liabilities	33,770	43,005
Working Capital (Deficit)	(33,431)	(42,850)

Cash Flows

	January 31, 2015 $	January 31, 2014 $
Cash Flows from (used in) Operating Activities	(32,154)	(21,759)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	32,000	21,100
Net Increase (decrease) in Cash During Period	(154)	(659)

Results of Operations

We are a development stage company and have generated no revenues since inception (January 8, 2010).  For the years ended January 31, 2015 and 2014 we incurred $24,580 and $23,951, respectively, in general and administrative expenses and professional fees.

Results for the Year Ended January 31, 2015 Compared to the Year Ended January 31, 2014

Revenues:

The Company’s revenues were $nil for the year ended January 31, 2015 compared to $nil in 2014.

Cost of Revenues:

The Company’s cost of revenue was $nil for the year ended January 31, 2015, compared to $nil in 2014.

General and Administrative Expenses:

General and administrative expenses for the year ended January 31, 2015, and January 31, 2014, were $24,580 and $23,951, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The decrease was primarily attributable to a decrease in management fees for normal operations.

Net Loss:

Net loss for the year ended January 31, 2015, was $(24,580) compared with a net loss of $(23,951) for the year ended January 31, 2014.  The decreased net loss is due to a decrease in administrative expenses and professional fees due to the limited activity of the company.

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

As of January 31, 2015, total current assets were $339.

As of January 31, 2015, total current liabilities were $33,770, which consisted primarily of accounts payable and advances from officers. We had negative net working capital of $(33,431) as of January 31, 2015.

Intangible Assets

The Company’s intangible assets were $nil as of January 31, 2015.

Material Commitments

The Company’s material commitments were $nil as of January 31, 2015.

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

________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Cindisue Mining Corp.

We have audited the accompanying balance sheets of Cindisue Mining Corp. (An Exploration Stage “Company”) as of January 31, 2015 and 2014 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended January 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cindisue Mining Corp. as of January 31, 2015 and 2014, and the result of operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

March 31, 2015

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Cindisue Mining Corp. (An Exploration Stage Company) Balance Sheets

ASSETS
	As of	As of
	January 31,	January 31,
	2015	2014
Current Assets
Cash	$-	$155
Prepayments	339	-

Total Current Assets	339	155

TOTAL ASSETS	$339	$155
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$826	$8,061
Advances from officers	32,944	34,944
Notes payable	-	-
Total Current Liabilities	33,770	43,005

Long-Term Liabilities
Accrued interest payable	-	-
Notes payable	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	33,770	43,005
Stockholders' Equity (Deficit)

Common stock, ($0.0001 par value, 100,000,000 shares
authorized; 9,920,000 and 9,240,000 shares issued and outstanding
as of January 31, 2015 and January 31, 2014 respectively	992	924
Additional paid-in capital	115,008	81,076
Deficit accumulated during exploration stage	(149,431)	(124,850)

Total Stockholders' Equity (Deficit)	(33,431)	(42,850)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$339	$155

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp.
(An Exploration Stage Company)
Statements of Operations

	Year	Year
	Ended	Ended
	January 31,	January 31,
	2015	2014
Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses
Administrative expenses	7,980	8,151
Professional fees	16,600	15,800

Total General & Administrative Expenses	24,580	23,951

Loss from Operation	(24,580)	(23,951)

Other Income (Expense)
Interest (expense)	-	-
Other comprehensive income/(loss)	-	-
Debt Forgiveness	-	-

Total Other Income (Expense)	-	-

Net Income (Loss)	$(24,580)	$(23,951)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,587,726	9,048,712

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp. (An Exploration Stage Company) Statement of changes in Shareholders' Equity (Deficit)

	Common Stock		Additional	Deficit during
			Paid-in	exploration
	Shares	Amount	Capital	stage	Total

Balance, January 8, 2010 ( Inception)	-	$ -	$ -	$ -	$ -

Common stock issued, January 22, 2010 at $.005 per share	3,000,000	300	14,700	-	15,000
Loss for the period beginning January 8, 2010 (inception) to January 31, 2010				(7,599)	(7,599)
Balance, January 31, 2010	3,000,000	$ 300	$ 14,700	$ (7,599)	$ 7,401

Net Loss, year ended January 31, 2011				(15,490)	(15,490)

Balance, January 31, 2011	3,000,000	$ 300	$ 14,700	$ (23,089)	$ (8,089)

Common stock issued, March 8, 2011 at $.01 per share	2,500,000	250	24,750	-	25,000
Common stock issued to director for services March 12, 2011	3,000,000	300	4,700		5,000
Net Loss, year ended January 31, 2012				(26,545)	(26,545)
Balance, January 31, 2012	8,500,000	$ 850	$ 44,150	$ (49,634)	$ (4,634)

Common stock issued, January 2, 2013 at $.05 per share	300,000	30	14,970		15,000
Net Loss, year ended January 31, 2013				(51,265)	(51,265)
Balance, January 31, 2013	$ 8,800,000	$ 880	$ 59,120	$ (100,899)	$ (40,899)

Common stock issued, February 11, 2013 at $.05 per share	200,000	20	9,980		10,000
Common stock issued, March 14, 2013 at $.05 per share	40,000	4	1,996		2,000
Common stock issued, October 22, 2013 at $.05 per share	200,000	20	9,980		10,000
Net Loss, year ended January 31, 2014				(23,951)	(23,951)
Balance, January 31, 2014	$ 9,240,000	$ 924	$ 81,076	$ (124,849)	$ (42,850)

Common stock issued, February 6, 2014 at $.05 per share	280,000	28	13,972		14,000
Common stock issued, November 26, 2014 at $.05 per share	400,000	40	19,960		20,000
Net Loss, year ended January 31, 2014				(24,580)	(24,580)

Balance, January 31, 2015	$ 9,920,000	$ 993	$ 115,007	$ (149,429)	$ (33,431)

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp. (An Exploration Stage Company) Statements of Cash Flows

	Year Ended January 31, 2015	Year Ended January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,580)	$(23,951)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock issued for service	-	-
Debt Forgiveness	-	-
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expense	(339)	264
Increase in accounts payable	(7,235)	1,928
Increase in accrued interest	-	-
Net cash provided by (used in) operating activities	(32,154)	(21,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance (payment) from officers	(2,000)	(900)
Proceed from notes payable
Payment to notes payable	-	-
Issuance of common stock	34,000	22,000
Net cash provided by (used in) financing activities	32,000	21,100

Net increase (decrease) in cash	(154)	(659)
Cash at beginning of year	154	814
Cash at end of year	$-	$155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CINDISUE MINING CORP.

(AN EXPLORATION STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2015

____________________________________________________________________________________________

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, loan from officer and note payable approximate their market values as of January 31, 2015 and January 31, 2014.

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

	January31	January 31
	2015	2014
Net operating loss
carryforward	$ 50,807	$ 42,449
Valuation allowance	(50,807)	(42,449)

Net deferred income tax asset	-	-

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $149,431 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Daniel Martinez, advanced funds to the company to pay costs incurred by it. These funds are interest free. The balance due to the director was $32,944 on January 31, 2015.

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

As of January 31, 2015 and January 31, 2014, the Company had 9,920,000 and 9,240,000 shares of common stock issued and outstanding respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2015:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 9,920,000 shares issued and outstanding.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of January 31, 2015, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending January 31, 2015,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

Part III

Item 10.  Director and Executive Officer

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director and executive officer:

Name and Address of Executive Officer and/or Director	Age	Position
Daniel Martinez 11255 Tierrasanta Blvd.Unit 78 San Diego, CA 92124	31	President, Secretary, Treasurer and Director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended January 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended January 31, 2015, and the representations made by the reporting persons to us, we believe that during the year ended January 31, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compen-sation	Total
Daniel Martinez (1), President, CEO, CFO and Director	2015	$Nil	Nil	Nil	Nil	Nil	Nil	Nil	$Nil
	2014	$1,000	Nil	Nil	Nil	Nil	Nil	Nil	$1,000

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

Outstanding Equity Awards at Fiscal Year-End:  Include the following language and chart:

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended January 31, 2015.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2015 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(2)
Daniel Martinez, Director 11255 Tierrasanta Blvd., Unit 78 San Diego, CA 92124	Common Stock	6,000,000 Direct	60%
Officer and/or director as a Group		6,000,000	60%
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

Based on 9,920,000 issued and outstanding shares of common stock as of January 31, 2015.

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

Item 14.  Principal Accounting Fees and Services

	Year Ended January 31, 2015	Year Ended January 31, 2014
Audit fees	$10,000	$10,000
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$10,000	$10,000

Audit Fees

During the fiscal years ended January 31, 2015, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended January 31, 2015.

During the fiscal year ended January 31, 2014, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended January 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended January 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended January 31, 2015 and 2014,for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended January 31, 2015, for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

March 31, 2015

Cindisue Mining Corp.

/s/ Daniel Martinez

By: Daniel Martinez

Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

March 31, 2015 /s/ Daniel Martinez By: Daniel Martinez Its: Director

25