Form 10-Q
period 2015-04-30
Cindisue Mining Corp
filed 2015-06-22
CIK 1481339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2015

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

As of June 17, 2015, there were 9,920,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

Financial Statements

(Expressed in US dollars)

April 30, 2015 (unaudited)

Financial Statement Index

Balance Sheets (unaudited) 4 Statements of Operations (unaudited) 5 Statements of Cash Flows (unaudited) 6 Notes to Financial Statements (unaudited) 7

Cindisue Mining Corp.
Balance Sheets

ASSETS

	As of	As of
	April 30,	January 31,
	2015	2015
	(Unaudited)
Current Assets
Prepayments	$179	$339

Total Current Assets	179	339

TOTAL ASSETS	$179	$339

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$6,902	$826
Advances from officers	-	32,944

Total Current Liabilities	6,902	33,770

Total Liabilities	6,902	33,770

Stockholders' Equity (Deficit)

Common stock, ($0.0001 par value, 100,000,000 shares
authorized; 9,920,000 and 9,240,000 shares issued and outstanding
as of April 30, 2015 and January 31, 2015 respectively	992	992
Additional paid-in capital	148,092	115,008
Deficit accumulated during exploration stage	(155,807)	(149,431)

Total Stockholders' Equity (Deficit)	(6,723)	(33,431)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$179	$339

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	Ended	Ended
	April 30,	April 30,
	2015	2014

Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses
Administrative expenses	1,626	250
Professional fees	4,750	600
Exploration costs	-	-

Total General & Administrative Expenses	6,376	850

Loss from Operation	(6,376)	(850)

Other Income (Expense)
Interest (expense)	-	-
Other comprehensive income/(loss)	-	-
Debt Forgiveness	-	-

Total Other Income (Expense)	-	-

Net Income (Loss)	$(6,376)	$(850)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,920,000	9,501,124

The accompanying notes to the financial statements are an integral part of these statements.

Cindisue Mining Corp.
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(6,376)	$(850)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expense	160	-
Increase in accounts payable	6,076	830
Increase in stock receivable		(14,000)
Net cash provided by (used in) operating activities	(140)	(14,020)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advance (payment) from officers	140	-
Issuance of common stock	-	14,000

Net cash provided by (used in) financing activities	140	14,000

Net increase (decrease) in cash	-	(20)

Cash at beginning of year	-	155

Cash at end of year	$-	$135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CINDISUE MINING CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2015

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, loan from officer and note payable approximate their market values as of April 30, 2015 and January 31, 2015.

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

	April 30	January 31
	2015	2015
Net operating loss
carryforward	$ 52,974	$ 50,807
Valuation allowance	(52,974)	(50,807)

Net deferred income tax asset	-	-

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $155,807 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Daniel Martinez, advanced funds to the company to pay costs incurred by it. On April 30, 2015, $33,084 was forgiven.

NOTE 8 – STOCK TRANSACTIONS

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

As of April 30, 2015 and January 31, 2015, the Company had 9,920,000 and 9,920,000 shares of common stock issued and outstanding respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2015:

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2015 $	January 31, 2015 $
Cash	179	339
Current Assets	179	339
Current Liabilities	6,902	33,770
Working Capital (Deficit)	(6,723)	(33,431)

Cash Flows

	April 30, 2015 $	April 30, 2014 $
Cash Flows from (used in) Operating Activities	(140)	(20)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	140	-
Net Increase (decrease) in Cash During Period	0	(20)

Results for the Three Months Ended April 30, 2015 Compared to the Three Months Ended April 30, 2014.

Operating Revenues

The Company’s revenues for the three months ended April 30, 2015, and April 30, 2014, were $Nil and $Nil, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended April 30, 2015, and April 30, 2014, were $Nil and $Nil respectively.

Net Loss from Operations

The Company’s net loss from operations for the three months ended April 30, 2015, and April 30, 2014, was $(6,376) and $(850), respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2015, and April 30, 2014, were $6,376 and $850, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, and professional fees.  The increase was primarily attributable to an increase in administrative fees appropriate for normal operations.

Net Loss

Net loss for the three months ended April 30, 2015, was $6,376 compared with a net loss of $850 for the three months ended April 30, 2014.  The increased loss is due to increased reporting expenses.

Liquidity and Capital Resources

As at April 30, 2015, the Company had cash of $179 which made up total assets, compared with $339 cash which made up total assets, respectively, as at January 31, 2015. The decrease in cash was due to general and administrative expenses.

As at April 30, 2015, the Company had total liabilities of $6,902 compared with $33,770 as at January 31, 2015. The decrease in total liabilities was attributed to the debt forgiveness from officers on April 30, 2014.

The overall working capital deficit increased from $33,431 deficit at January 31, 2015, to $6,902 deficit at April 30, 2015.

Cashflow from Operating Activities

During the three months ended April 30, 2015, cash used in operating activities was $(140) compared to $(20) for the three months ended April 30, 2014. The decrease in the amounts of cash used for operating activities was primarily due to an increase in accounts prepayments and a decrease in the net loss.

Cashflow from Investing Activities

During the three months ended April 30, 2015, cash used in investing activities was $Nil compared to $Nil for the three months ended April 30, 2014.

Cashflow from Financing Activities

During the three months ended April 30, 2015, cash provided by financing activity was $140 compared to $Nil for the three months ended April 30, 2014.  The increase in cash provided by financing activities is due to a advances from officer during the quarter.

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

None.

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

Dated: June 22, 2015

/s/ Daniel Martinez

DANIEL MARTINEZ

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 22, 2015

/s/ Daniel Martinez

By: DANIEL MARTINEZ

Its: Director